Form 10KSB
period 2001-12-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2002-04-02
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    Commission File Number   000-33315

                     CONSOLIDATED TRAVEL SYSTEMS, INC.
               (Name of small business issuer in its charter)

           Delaware                                13-3968990
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

         56 West 400 South, Suite  #220, Salt Lake City, Utah 84101
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer's revenues for its most recent fiscal year.  $ -0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.  $ -0-   (No reported trades)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                Outstanding as of March 7, 2002

Common Stock, Par Value                  7,499,480
    $.01 per share

  DOCUMENTS INCORPORATED BY REFERENCE
  NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [x]
                       CONSOLIDATED TRAVEL SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                          Page

                                   PART I

Item 1.  Description of Business                                             3

Item 2.  Description of Property                                             9

Item 3.  Legal Proceedings                                                   9

Item 4.  Submission of Matter to a Vote of Security Holders                  9

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's Discussion and Analysis or Plan of Operation        11

Item 7.  Financial Statements                                               13

Item 8.  Changes in and Disagreements with Accountants on Accounting
  and Financial Disclosure                                                  13

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act                         13

Item 10.  Executive Compensation    15

Item 11.  Security Ownership of Certain Beneficial Owners and Management    15

Item 12.  Certain Relationships and Related Transactions                    15

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  S-1

                                  PART I

Item 1.   Description of Business

Business Development

    History

    Consolidated Travel Systems, Inc. (the "Company") was organized as Molecular Energy Corporation on January 31, 1968, under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. The Company's initial capitalization was 1,200,000 shares of capital stock, par value $.01 per share, divided into 1,000,000 shares of Class A Stock and 200,000 shares of Class B Stock. In 1970, the Company amended its Articles of Incorporation to change its capitalization to 1,500,000 shares of Class A Stock, par value $.04 per share, and 47,500 shares of Class B Stock, par value $.40 per share.

    In 1970, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-1 under the Securities Act of 1933, as amended (the "1933 Act"), related to the public offering of 135,000 shares of the Company's stock. However, corporate records including the Company's stock transfer records, do not reflect the number of shares actually sold pursuant to the registration statement. Because this offering took place more than thirty years ago and certain corporate records are incomplete or missing, it is not possible to accurately determine which shares of the Company's outstanding stock were issued pursuant to the registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act.

    In July 1976, the Company discontinued operations and subsequently filed a petition for protection under the provisions of Chapter XI of the Bankruptcy Act. The petition was dismissed on August 24, 1981. The State of Delaware voided the Company's charter for non-payment of taxes on March 1, 1977 and, on September 19, 1983, the Company's charter was revived.

    In January 1984, the Company's shareholders approved an amendment to the Certificate of Incorporation to change the authorized capitalization to 20,000,000 shares of Class A Stock, par valued $.01 per share, and to eliminate the Class B Stock. In April 1984, the shareholders approved an amendment to the Certificate of Incorporation to change the corporate name to Universal Medtech, Inc.

    On November 30, 1987, the shareholders voted to acquire all the outstanding shares of Consolidated Travel Systems, Inc., a Delaware corporation("Consolidated-Private"), in exchange for 1,666,666 shares of the Company's common stock. The shareholders also approved proposals to change the corporate name to Consolidated Travel Systems, Inc. and to effect a reverse stock split of the Company's outstanding shares on a one share for four shares basis. The Company filed a Certificate of Merger with the State of Delaware to reflect the consolidation upon acquiring Consolidated-Private.
 In April 1988, shareholders approved by written consent the proposal to effect a forward stock split of the Company's outstanding shares on a three shares for one share basis.

    In October 1988, the Company's Board of Directors moved to rescind the acquisition of Consolidated-Private and to cancel the shares that were to be issued pursuant to the acquisition. Because the 1,666,666 shares had never been certificated and issued, no affirmative action was taken to cancel the shares.

    The Company has conducted sporadic business operations and is classified as a development stage company. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.


    A target acquisition or merger candidate will become subject to the same reporting requirements as the Company upon consummation of a merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of its inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    The Company's principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and its telephone number is (801) 322-3401.

    Current Business Activities

    The Company has had a sporadic operating history and no representation is made, nor is any intended, that it will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management intends to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

    Sources of Business Opportunities

    Management of the Company intends to use various resources in its search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations.
 Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Management has in the past consulted with Williams Investment Co. ("Williams Investment"), a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, a principal shareholder of the Company. Because there is no agreement or understanding with Williams Investment, the Company may use other consultants if it so elects. However, due to its past experience, the Company may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.



    Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including (i) potential benefits to the Company and its shareholders; (ii) working capital; (iii) financial requirements and availability of additional financing; (iv) history of operation, if any; (v) nature of present and expected competition; (vi) quality and experience of management; (vii) need for further research, development or exploration; (viii) potential for growth and expansion; (ix) potential for profits; (x) and other factors deemed relevant to the specific opportunity.

    Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

    Form of Potential Acquisition or Merger

    The Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in an opportunity through the purchase of a minority stock position.

    Because the Company has no assets and a minimal operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.


    Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

    There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Certificate of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by the Company, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    The Board of Directors believes that it is unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    Management anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Delaware law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.


    Under the corporation laws of the State of Delaware, shareholders of the Company may be entitled to assert appraisal or dissenters' rights if the Company acquires or merges with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the shareholders is required under applicable Delaware law. Also, shareholders will be entitled to appraisal rights if the Company enters into a share exchange if the Company's shares are to be acquired. A shareholder who is entitled to assert appraisal rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the Company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, the Company must give notice to all shareholders who delivered to the Company their written notice of dissent.

Competition

    Because no potential acquisition or merger candidate has been identified, the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    The Company is currently using as its principal place of business the business offices of its President, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

    Although the Company has no written agreement and currently pays no rent for the use of its facilities, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 7 of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Risk Factors Related to the Company's Business

    The Company is, and will be, subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

    The Company Has No Assets and No Source of Revenue

    The Company currently has no assets or revenues and it is unlikely that the Company will realize revenues until it completes an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for the Company or that any such business will operate on a profitable basis.



    The Company's Auditor Have Expressed a Going Concern Opinion

    The Company's independent auditors discuss the Company's ability to continue as a going concern. The auditors include a statement that "[i]n order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company". Continuation of the Company as a going concern is dependent upon obtaining adequate capital to fund operating losses until it is able to make an acquisition of or merge with an existing operating company. If the Company is not able to secure necessary funding or to consummate a successful acquisition or merger, it may be forced to cease operations. See Note 3 to financial statements included herewith.

    Discretionary Use of Proceeds

    Because the Company is not currently engaged in any substantive business activities, together with management's broad discretion with respect to the potential acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply proceeds from any possible future funding to further its business plan, the Company will have broad discretion in applying these funds. There can be no assurance that the Company's use or allocation of such proceeds will allow it to achieve its business objectives.

   No Substantive Disclosure Relating to Prospective Acquisitions

   Because the Company has not yet identified any specific industry, assets or business that it may seek an acquisition or merger, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company until such transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company gives no assurance that it will ultimately raise funds or that if it does, any investment in the Company will not ultimately prove to be less favorable than a direct investment.

    Future Acquisition or Merger May Result in Substantial Dilution

    The Company is currently authorized to issued 20,000,000 shares of common stock, of which 7,499,480 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

    Management Will  Devote Only Minimal Time to the Company

    Presently, the Company's three directors have other full time obligations and will devote only such time to the Company as necessary to maintain its viability. Thus, because of management's other time commitments, together with the fact that the Company has no business operations, management anticipates that they will devote only a minimal amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition candidate.

    Effective Voting Control Held by Two Shareholder

    Two principal shareholder, H. Deworth Williams and Edward F. Cowle, owns in the aggregate approximately 83% of the outstanding voting securities of the Company. No other single shareholder owns in excess of 5%. Accordingly, these two shareholders have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other shareholders. Mr. Williams is the father of the Company's President, Geoff Williams. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management."


    No Market for Company's Common Stock

    Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board, there is currently no market for such shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this Registration Statement may the Company apply to have its securities quoted on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

Item 2.  Description of Property

    The Company does not presently own any property.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company intends to make an application to the NASD for its shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company intends to submit its application to the OTC Bulletin Board subsequent to the filing of this registration statement, the Company does not anticipate its shares to be traded in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock has not traded in a public market.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.


    The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.
Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

    As of March 7, 2002 there were approximately 430 holders of record of the Company's common stock. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    Although the Company did file with the SEC in 1970 a registration statement under the 1933 Act, corporate records do not reflect the number of shares sold pursuant to that registration statement. Accordingly, because it is not possible to accurately determine which shares of the Company's outstanding stock were issued pursuant to a registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act, it is deemed that all outstanding shares are restricted securities.
 Available corporate records indicate that all of the Company's issued and outstanding shares of common stock were issued between 1968 and 1997 in various, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the 1933 Act in the issuance of shares privately.
 To the best knowledge of the Company, no private placement memorandum was used in relation to the issuance of shares.

    Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c),
(e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the Company's total outstanding shares, 1,283,792 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. For purposes of this registration statement only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning a portion of the 1,283,792 shares owns more than five percent (5%) of the Company's total outstanding shares.


    The remaining 6,215,688 shares are considered restricted securities and presently held by two shareholders. All of the 6,215,688 restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the 1933
Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a shareholder to rely on Rule 144, the Company must have available adequate current public information with respect to itself. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the various resale limitations of Rule 144.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.    Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with no assets or capital. The costs and expenses associated with the preparation and filing of its registration statement and requisite periodic reports have been paid for by advances from shareholders, evidenced by notes payable. It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $15,068 of net operating loss carry forwards as of December 31, 2001. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Forward-Looking Statements and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortize, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the Company's consolidated financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

Item 7.    Financial Statements

The Company's financial statements for the fiscal years ended December
31, 2001 and 2000 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    This Item is not Applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are as follows:

     Name          Age             Position
    ------        -----           ----------
Geoff Williams      31    President, Chief Executive Officer
                          and Director
J. Rockwell Smith   63    Vice President and Director
Sharon Walter       35    Secretary and Director
-------------------

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board. The Company does not have any standing committees.

    None of the Company's directors are currently, nor for the past three years have been, a director of any other "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below in their respective resumes.





    No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    All of the Company's present directors have other full-time employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

    The business experience of each of the persons listed above during the past five years is as follows:

    Geoff Williams. Mr. Williams became a director of the Company on August 19, 1999 and was appointed President on February 13, 2001. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

    Mr. Williams has been an executive officer and director of the following companies, each of which is considered a blank check company: Calypso Financial Services, Inc. (Secretary and director from 1999 to the present); Eastgate Acquisition Corp. (Secretary and director from 1999 to the present); Grant Ventures, Inc. (Secretary and director from 1999 to the present); Ocean Express Lines, Inc. (President from February 2000 to the present); RAKO Capital Corporation (President and director from June 2001 to the present); and Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

    J. Rockwell Smith. Mr. Smith became a director and Vice President of the Company on February 13, 2001. From 1977 to 1989, Mr. Smith owned and operated his own construction company in Park City, Utah, Rocky Smith Construction, which supervised construction projects in the resort community.
 From 1990 to the present, Mr. Smith has been employed as a driver by the Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

    Mr. Smith has been an executive officer, director and/or principal shareholder of the following companies, each of which is considered a blank check company: Eagles Nest Mining Company (President and director from October 1997 to the present); The Auxer Gold Mines (President and director until April 1995), now know as Auxer Industries, Inc; Grant Silver, Inc. (principal shareholder until September 1997), now known as BrewServ Corporation;
Green MT. P.S. (Principal shareholder until January 1998), now known as Generex Biotechnology Corporation; Index Daley Mines (principal shareholder until June 1998), now known as International Digital Technologies; Kaniksu Ventures, Inc. (Secretary and director until March 1996), now known as PTC Group, Inc.; Nava Leisure, U.S.A., Inc. (President and director until January
1999), now known as Senesco Technologies, Inc.; Park Avenue, Inc. (President and director until March 1994), now known as Electrical Generation Technology, Inc.; Regal Gold & Silver (President and director until August 1996), now known as American Image Motor Company, Inc.; Rock City Ventures, Inc. (President and director until January 1995); THO2 & Rare Metals Exp. (President and director until December 1994), now known as Golf Technologies Holding, Inc.; Whitestone Financial, Inc. (principal shareholder), now known as Happy Food Corp.


    Sharon Walter. Ms. Walter became a director and Secretary of the Company on February 13, 2001. From May 2001 to the present, Ms. Walter has been a Horticultural Technician with Cactus and Tropicals in Salt Lake City, Utah. From 1995 to 2000, Ms. Walter worked as a personal assistant at Williams Investment Company, and from 1985 to 1995, she was a flight attendant for Delta Airlines. Ms. Walter attended the University of Utah from 1999 to 2000.

    Ms. Walter has been an executive officer and/or director of the following companies, each of which is considered a blank check company:
American Natural Technology Sciences, Inc. (director from July 2000 to the present); and ANTS Research & Development (director from July 2000 to the present).

Item 10.  Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2001 and 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as the Company begins to realize revenues.
As of the date hereof, no person has accrued any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, to the best of the Company's knowledge, as of March 7, 2002, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                  Amount and Nature of      Percent
of Beneficial Owner               Beneficial Ownership      of Class(1)
-------------------               --------------------      -----------
H. Deworth Williams                    3,171,960(2)           42.3%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
Edward F. Cowle                        3,043,728              40.6%
  6 East 45th Street, 10th Floor
  New York, NY 10017
All directors and officers                     0                 0%
  a group (3 persons)

    *  Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

    (1) Based upon 7,499,480 shares of common stock outstanding on March 7, 2002.
    (2) Includes 150,000 in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.

Item 12.  Certain Relationships and Related Transactions

    There have been no material transactions during the past two fiscal years between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.


    The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors. See Item 1 "Description of Business - Form of Potential Acquisition or Merger" above.

                                  PART V

Item 13.    Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.            Exhibit Name
-----------            -------------
    *3.1   Certificate of Incorporation and all amendments thereto
    *3.2   By-Laws
    *4.1   Instrument defining rights of holders

 *  Previously filed as Exhibit to Form 10-SB dated November 9, 2001

       (b) No report on Form 8-K was filed by the Company during the three month period ended December 31, 2001.



                    Consolidated Travel Systems, Inc.
                         Financial Statements
                          December 31, 2001



                           C O N T E N T S



Independent Auditors' Report                                           F-3

Balance Sheet                                                          F-4

Statements of Operations                                               F-5

Statement of changes in Stockholders' Equity                           F-6

Statement of Cash Flows                                                F-7

Notes to the Financial Statements                                      F-8

    McGLADREY NETWORK                             American Institute of
An Independently Owned Member                       Certified Public
    Worldwide Services                                 Accountants
  Through RSM International
                                                    Utah Association of
                                                         Certified
                                                     Public Accountants

                                                    SEC Practice Section
                                                      Private Companies
                                                      Practice Section
                          H J & ASSOCIATES, L.L.C.


                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
Consolidated Travel Systems, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Consolidated Travel Systems, Inc. (a development stage company), as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on September 19, 1983 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Travel Systems, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on September 19, 1983 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
February 25, 2002

         50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461



                      CONSOLIDATED TRAVEL SYSTEMS, INC.
                       (A Development Stage Company)
                              Balance Sheet

                                 ASSETS
                                --------
                                                            December 31,
                                                                2001
                                                            ------------
CURRENT ASSETS                                              $       -
                                                            ------------
Total Current Assets                                                -
                                                            ------------
TOTAL ASSETS                                                $       -
                                                            ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------
CURRENT LIABILITIES

Accounts payable                                            $      8,823
                                                            ------------
Total Liabilities                                                  8,823
                                                            ------------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: par value, $0.01; authorized 20,000,000 shares;
 7,499,480 shares issued and outstanding                          74,995
Additional paid-in capital    816,134
Deficit accumulated prior to the development stage              (822,748)
Deficit accumulated during the development stage                 (77,204)
                                                            ------------
Total Stockholders' Equity (Deficit)                              (8,823)
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $         -
                                                            ============

The accompanying notes are an integral part of these financial statements.



                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                        (A Development Stage Company)
                          Statements of Operations

                                                              From inception of
                                                                the development
                                                                   stage on
                                                                 September 19,
                                      For the Years Ended        1983, through
                                           December 31,           December 31,
                                     2001             2000             2001
                                  ----------       ----------       ----------
REVENUES                          $       -        $       -        $       -

EXPENSES                              11,336            1,232           77,204
                                  ----------       ----------       ----------
NET LOSS                          $  (11,336)      $   (1,232)      $  (77,204)
                                  ==========       ==========       ==========
BASIC LOSS PER SHARE              $    (0.00)      $    (0.00)
                                  ==========       ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             7,499,480        7,499,480
                                  ==========       ==========

The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED TRAVEL SYSTEMS, INC.
                     (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)

                                                               Additional
                                            Common Stock         Paid-in   Accumulated
                                          Shares      Amount     Capital     Deficit
                                        ---------   ---------   ---------   ---------
Balance, September 19, 1983             1,499,480   $  14,995   $ 809,889    (822,748)

Net loss from inception on September 19,
  1983 through December 31, 1996               -           -           -       (4,136)
                                        ---------   ---------   ---------   ---------
Balance, December 31, 1996              1,499,480      14,995     809,889    (826,884)

Issuance of common stock for services
  and debt at $0.01 per share on
     March 17, 1997                     6,000,000      60,000          -           -

Net loss for the year ended
  December 31, 1997                            -           -           -      (58,000)
                                                                            ---------
Balance, December 31, 1997              7,499,480      74,995     809,889    (884,884)

Net loss for the year ended
  December 31, 1998                            -           -           -           -
                                        ---------   ---------   ---------   ---------
Balance, December 31, 1998              7,499,480      74,995     809,889    (884,884)

Contribution of capital through payment
  of expenses by a shareholder                 -           -        1,500          -

Net loss for the year ended
  December 31, 1999                            -           -           -       (2,500)
                                        ---------   ---------   ---------   ---------
Balance, December 31, 1999              7,499,480      74,995     811,389    (887,384)

Contribution of capital through payment
  of expenses by a shareholder                 -           -          232          -

Net loss for the year ended
  December 31, 2000                            -           -           -       (1,232)
                                        ---------   ---------   ---------   ---------
Balance, December 31, 2000              7,499,480      74,995     812,621    (888,616)

Contribution of capital through payment
  of expenses by a shareholder                 -           -        3,513          -

Net loss for the year ended
  December 31, 2001                            -           -           -      (11,336)
                                        ---------   ---------   ---------   ---------
Balance, December 31, 2001              7,499,480   $  74,995   $ 816,134   $(899,952)
                                        =========   =========   =========   =========

      The accompanying notes are an integral part of these financial statements.



                      CONSOLIDATED TRAVEL SYSTEMS, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                        From inception
                                                                       of the development
                                                                            stage on
                                                                          September 19,
                                                   For the Years Ended    1983 through
                                                       December 31,       December 31,
                                                     2001        2000          2001
                                                  ----------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $  (11,336) $   (1,232)   $  (77,204)
Adjustments to reconcile net loss to net
  cash (used) by operating activities:
    Shares issued for services and debt                   -           -         60,000
    Expenses paid by shareholders                      3,513         232         8,381
Changes in operating assets and liabilities:
  Increase in accounts payable and accounts
    payable related party                              7,823       1,000         8,823
                                                  ----------  ----------    ----------
Net Cash (Used) by Operating Activities                   -           -             -
                                                  ----------  ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES                      -           -             -
                                                  ----------  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash                       -           -             -
                                                  ----------  ----------    ----------
    Net Cash Provided by Financing
     Activities                                           -           -             -
                                                  ----------  ----------    ----------
DECREASE IN CASH AND CASH
 EQUIVALENTS                                              -           -             -
                                                  ----------  ----------    ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                     -           -             -
                                                  ----------  ----------    ----------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                    $      -   $       -     $       -
                                                  ==========  ==========    ==========
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                                         $      -   $       -     $       -
  Income taxes                                     $      -   $       -     $       -

NON-CASH FINANCING ACTIVITIES

  Expenses paid by shareholders                    $   3,513  $      232    $    8,381
  Shares issued for services and debt              $      -   $       -     $   60,000

    The accompanying notes are an integral part of these financial statements.



                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

         a.  Business and Organization

         The Company was incorporated in the State of Delaware on January 31, 1968 as Molecular Energy Corporation. The Company was in the business of research, development and manufacture of custom-built batteries.

         On July 25, 1976, the Company discontinued operations and subsequently filed a petition for an arrangement under the provisions of Chapter XI of the Bankruptcy Act. The petition was dismissed on August 24, 1981.

         The Company's Charter became inoperative and void on March 1, 1977, for non-payment of taxes. The Charter was revived on September 19, 1983 and the Company was reclassified as a development stage company.

         At a special meeting on January 30, 1984, the shareholders approved an amendment to the articles of incorporation to increase the authorized capitalization to 20,000,000 of $0.01 par value Class A Stock and to eliminate the Class B stock.

         On April 12, 1984, at a special meeting, the shareholders approved amending the articles of incorporation to change the name of the Company to Universal Medtech, Inc.

         On November 30, 1987, a shareholders annual meeting was held. The shareholders voted to acquire all of the outstanding shares of Consolidated Travel Systems in exchange for stock of the Company.
         They further voted to change its name to Consolidated Travel Systems, Inc., and to reverse split the common shares outstanding on a basis of 1 for 4. In connection with this change, a Certificate of Merger was filed with the State of Delaware, because the merging corporation was also a Delaware corp. The Company has ceased all normal business operations, and accordingly has been reclassified as a development stage company.

         On March 31, 1988, the shareholders voted to forward split the outstanding shares of the Company on a 3 for 1 basis.

         All references to shares outstanding have been adjusted to reflect all stock splits on a retroactive basis.

         Additional accounting policies will be determined when principal operations commence.

         b.  Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.



                    CONSOLIDATED TRAVEL SYSTEMS, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                       December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT  POLICIES (Continued)

         c.  Basic Loss Per Share

         The computation of basic loss per share per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Year Ended
                                       December 31, 2001
                                      --------------------
                                  Loss         Shares      Per Share
                               (Numerator)  (Denominator)   Amount
                               -----------  -------------  ----------
                               $  (11,336)    7,499,480    $   (0.00)
                               ===========  =============  ==========



                                       For the Year Ended
                                       December 31, 2000
                                      --------------------
                                  Loss         Shares      Per Share
                               (Numerator)  (Denominator)   Amount
                               -----------  -------------  ----------
                               $   (1,232)    7,499,480    $   (0.00)
                               ===========  =============  ==========


         d.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e.  Provision for Taxes

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $15,068 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                For the Years Ended
                                                   December 31,
                                               ----------------------
                                                  2001       2000
                                               ----------  ----------
         Income tax benefit at statutory rate  $   4,308   $     468
         Change in valuation allowance            (4,308)       (468)
                                               ----------  ----------
                                               $      -    $      -
                                               ==========  ==========



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                          Notes to the Financial Statements
                            December 31, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT  POLICIES (Continued)

         e.  Provision for Taxes (Continued)

         Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                   December 31,
                                               ----------------------
                                                  2001       2000
                                               ----------  ----------
Income tax benefit at statutory rate           $   5,726   $   1,418
Change in valuation allowance                     (5,726)     (1,418)
                                               ----------  ----------
                                               $      -    $      -
                                               ==========  ==========

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         f.  Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         g.  Newly Issued Accounting Pronouncements

         During the years ended December 31, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

NOTE 2 -  STOCK ISSUANCES

         On March 17, 1997, the Company authorized 6,000,000 shares to be issued to an officer and a related party for expenses paid on behalf of the Company and for services to find and arrange a merger for the Company. The shares were valued at $0.01 per share.



                    CONSOLIDATED TRAVEL SYSTEMS, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                       December 31, 2001 and 2000

NOTE 3 -  GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has an accumulated deficit of approximately $900,000 as of December 31, 2001. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

         The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to consummate a merger with an existing operating company. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management=s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Consolidated Travel Systems, Inc.



                                             By:     /S/ GEOFF WILLIAMS
                                                ----------------------------
                                                      Geoff Williams
                                                      President and C.E.O.

Dated:   April 1, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date

                              President, C.E.O. and        April 1, 2002
/S/ GEOFF WILLIAMS            Director
-----------------------
Geoff Williams


                              Vice President and Director  April 1, 2002
/S/ J. ROCKWELL SMITH         Principal Accounting Officer
-----------------------
J. Rockwell Smith



                              Secretary / Treasurer and    April 1, 2002
/S/ SHARON WALTER             Director
-----------------------
Sharon Walter