Form 10QSB
period 2002-03-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2002-05-20
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended March 31, 2002

                                  OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the transition period from         to

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                Outstanding as of May 14, 2002

Common Stock, Par Value                  7,499,480
    $.01 per share


                   TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets, December 31, 2001 and
     March  31,  2002                                       3

     Statements  of  Operations,  Three  Months
     and Six Months Ended  March  31,  2002 and 2001
     and From  September 19, 1983  (Date of Inception)
     through  March  31,  2002                              4

     Statements  of  Stockholders'  Equity,
     From  September 19, 1983  (Date  of  Inception)
     through  March  31,  2002                              5

     Statements  of  Cash  Flows,  Three  Months
     Ended  March  31,  2002  and  2001  and
     From September 19, 1983  (Date  of  Inception)
     through  March  31,  2002                              8

     Notes  to  Financial  Statements                       9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements





                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       March 31, 2002 and December 31, 2001



                            CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS
                                   --------
                                                       March 31,     December 31,
                                                         2002            2001
                                                     ------------    ------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash                                               $          -    $          -
                                                     ------------    ------------
    Total Current Assets                                        -               -
                                                     ------------    ------------
  TOTAL ASSETS                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ------------------------------------------------

                                                      March 31,     December 31,
                                                         2002            2001
                                                     ------------    ------------
                                                      (Unaudited)
CURRENT LIABILITIES
  Due to shareholder                                 $        128    $          -
  Accounts payable                                         10,781           8,823
                                                     ------------    ------------
    Total Current Liabilities                              10,909           8,823
                                                     ------------    ------------
    Total Liabilities                                      10,909           8,823
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.01 par value;
  authorized 20,000,000 common shares,
  7,499,480 common shares issued and outstanding           74,995          74,995
  Additional paid-in capital                              816,134         816,134
  Deficit accumulated prior to the development stage     (822,748)       (822,748)
  Deficit accumulated during the development stage        (79,290)        (77,204)
                                                     ------------    ------------
    Total Stockholders' Equity (Deficit)                  (10,909)         (8,823)
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                     CONSOLIDATED TRAVEL SYSTEMS, INC.
                      (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                    From
                                                                 Inception on
                                  For the Three Months Ended     September 19,
                                  --------------------------     1983 Through
                                            March 31,              March 31,
                                       2002           2001           2002
                                    -----------    -----------    -----------
REVENUES                            $         -    $         -    $         -

EXPENSES                                  2,086              -    $   (79,290)
                                    -----------    -----------    -----------
NET LOSS                            $    (2,086)   $         -        (79,290)
                                    ===========    ===========    ===========
BASIC NET LOSS PER SHARE            $         -    $         -
                                    ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               7,499,480      7,499,480
                                    ===========    ===========


The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            From Inception on September 19, 1983 through March 31, 2002

                                                                              Deficit
                                                                            Accumulated
                                                              Additional    During the
                                           Common Stock         Paid In     Development
                                        Shares      Amount      Capital        Stage
                                      ----------  ----------  ----------     ----------

Balance at inception on
September 19, 1983                     1,499,480  $   14,995  $  809,889     $ (822,748)

Net loss for the period from
inception on September 19,
1983 through December 31, 1996                 -           -           -         (4,136)
                                      ----------  ----------  ----------     ----------
Balance, December 31, 1996             1,499,480      14,995     809,889       (826,884)

Issuance of common stock for services
and debt at $0.01 per share on
March 17, 1997                         6,000,000      60,000           -              -

Net loss for the year ended
December 31, 1997                              -           -           -        (58,000)
                                      ----------  ----------  ----------     ----------
Balance, December 31, 1997             7,499,480      74,995     809,889       (884,884)

Net loss for the year ended
December 31, 1998                              -           -           -              -
                                      ----------  ----------  ----------     ----------
Balance, December 31, 1998             7,499,480      74,995     809,889       (884,884)

Contribution of capital through payment
of expenses by a shareholder                   -           -       1,500              -

Net loss for the year ended
December 31, 1999                              -           -           -         (2,500)
                                        ---------   ---------   ---------     ---------
Balance, December 31, 1999              7,499,480      74,995     811,389      (887,384)
                                        ---------   ---------   ---------     ---------

The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)(Continued)
            From Inception on September 19, 1983 through March 31, 2002

                                                                              Deficit
                                                                            Accumulated
                                                               Additional    During the
                                           Common Stock          Paid In     Development
                                         Shares      Amount      Capital        Stage
                                        ----------  ----------  ----------    ----------
Balance, December 31, 1999               7,499,480  $   74,995  $  811,389    $ (887,384)

Contribution of capital through payment
of expenses by a shareholder                     -           -         232             -

Net loss for the year ended
December 31, 2000                                -           -           -        (1,232)
                                         ---------   ---------   ---------     ---------
Balance, December 31, 2000               7,499,480      74,995     812,621      (888,616)

Contribution of capital through payment
of expenses by a shareholder                     -           -       3,513             -

Net loss for the year ended
  December 31, 2001                              -           -           -       (11,336)
                                         ---------   ---------   ---------     ---------
Balance, December 31, 2001               7,499,480   $  74,995   $ 816,134     $(899,952)

Net loss for the three
months ended March
31, 2002 (Unaudited)                             -           -           -        (2,086)
                                         ---------   ---------   ---------     ---------
Balance, March 31
2002 (Unaudited)                         7,499,480   $  74,995   $ 816,134     $(902,038)
                                         =========   =========   =========     =========


The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)


                                                                             From
                                                                         Inception of
                                                                        the development
                                             For the Three Months Ended   September 19,
                                             --------------------------    1983 Through
                                                       March 31,             March 31,
                                                  2002           2001          2002
                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income loss                             $    (2,086)   $         -    $   (79,290)
  Adjustments to reconcile net loss to net
  cash(used) by operating activities:
  Shares issued for services and debt                   -              -         60,000
  Expenses paid by shareholders                         -              -          8,381
  Changes in operating assets and liabilities:
  Increase(decrease)in accounts payable             2,086              -         10,909
                                              -----------    -----------    -----------
  Net Cash (Used) by Operating Activities               -              -              -
                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -              -              -
                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                             -              -
  Increase in accounts
   payable-related party                                -              -
  Net Cash Provided by
   Financing Activities
                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         -              -              -
                                              -----------    -----------    -----------
CASH AT BEGINNING OF PERIOD                             -              -              -
                                              -----------    -----------    -----------
CASH AT END OF PERIOD                         $         -    $         -    $         -
                                              ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)

                                                                              From
                                                                          Inception of
                                                                        the development
                                             For the Three Months Ended   September 19,
                                             --------------------------    1983 Through
                                                       March 31,             March 31,
                                                  2002           2001          2002
                                              -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

CASH PAID FOR:

  Interest                                    $         -    $         -    $         -
  Income taxes                                $         -    $         -    $         -

NON-CASH FINANCING ACTIVITIES

Expenses paid by shareholders                 $         -    $         -    $     8,381
Common stock issued for services              $         -    $         -    $    60,000


The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2002 and December 31, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing an agreement with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

Net Operating Loss

    The Company has accumulated approximately $17,200 of net operating loss carry forwards as of December 31, 2001. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 the Company's financial statements, when it becomes effective, will not be significant.

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


PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    The Company has made an application to the NASD for its shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended March 31, 2002.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended March 31, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.


Signature                     Title                        Date

                              President, C.E.O. and        May 14, 2002
/S/ GEOFF WILLIAMS            Director
-----------------------
Geoff Williams


                              Vice President and Director  May 14, 2002
/S/ J. ROCKWELL SMITH         Principal Accounting Officer
-----------------------
J. Rockwell Smith



                              Secretary / Treasurer and    May 14, 2002
/S/ SHARON WALTER             Director
-----------------------
Sharon Walter