Form 10QSB
period 2002-06-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2002-08-14
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended June 30, 2002

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

        Class                Outstanding as of June 30, 2002

Common Stock, Par Value                  7,499,480
    $.01 per share



                   TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets, December 31, 2001 and
     June  30,  2002                                        3

     Statements  of  Operations,  Three  Months
     and Six Months Ended  June  30,  2002 and 2001
     and From  September 19, 1983  (Date of Inception)
     through  June  30,  2002                               4

     Statements  of  Stockholders'  Equity,
     From  September 19, 1983  (Date  of  Inception)
     through  June  30,  2002                               5

     Statements  of  Cash  Flows,  Six  Months
     Ended  June  30,  2002  and  2001  and
     From September 19, 1983  (Date  of  Inception)
     through  June  30,  2002                               8

     Notes  to  Financial  Statements                       9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      June 30, 2002 and December 31, 2001



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      June 30,             December 31,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    2,606            $    8,823
  Due to stockholders                                     9,909                     -
                                                     ----------            ----------
   Total Current Liabilities                             12,515                 8,823
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                          74,995                74,995
  Additional paid-in capital                            816,134               816,134
  Deficit accumulated prior to the development stage   (822,748)             (822,748)
  Deficit accumulated during the development stage      (80,896)              (77,204)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (12,515)               (8,823)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                 For the              From
                               Three Months             Six Months         Inception on
                                  Ended                    Ended           September 19,
                                 June 30,                 June 30,         1983 through
                          ----------------------    ----------------------    June 30,
                            2002         2001         2002         2001         2002
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                       1,606            -        3,692            -      (80,896)
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $   (1,606)  $        -   $   (3,692)  $        -      (80,896)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    7,499,480    7,499,480    7,499,480    7,499,480
                          ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 19, 1983 through June 30, 2002
                                   (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
September 19, 1983                  1,499,480    $   14,995    $  809,889    $ (822,748)

Net loss from inception on
September 19,1983 through
December 31, 1996                           -             -             -        (4,136)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,499,480        14,995       809,889      (826,884)

Issuance of common stock
for services and debt at
$0.01 per share on March
17, 1997                            6,000,000        60,000             -             -

Net loss for the year ended
December 31, 1997                           -             -             -       (58,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                7,499,480        74,995       809,889      (884,884)

Net loss for the year ended
December 31, 1998                           -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                7,499,480        74,995       809,889      (884,884)

Capital contributed for
expenses paid by shareholder                -             -         1,500             -
Net loss for the year ended
December 31, 1999                           -             -             -        (2,500)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)
                                   ----------    ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 19, 1983 through June 30, 2002
                                   (Unaudited)


                                                              Additional
                                         Common Stock           Paid-In     Accumulated
                                     Shares        Amount       Capital       Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder                -             -           232             -

Net loss for the year ended
December 31, 2000                           -             -             -        (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder                -             -         3,513             -

Net loss for the year ended
December 31, 2001                           -             -             -       (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the Six
Months ended June 30,
2002 (Unaudited)                            -             -             -        (3,692)
                                   ----------    ----------    ----------    ----------
Balance June 30,
2002 (Unaudited)                    7,499,480    $    74,995   $  816,134    $ (903,644)
                                   ==========    ===========   ==========    ==========

Deficit accumulated prior to the development stage                           $ (822,748)

Deficit accumulated during the development stage                                (80,896)
                                                                             ----------
                                                                             $ (903,644)
                                                                             ==========


   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                        For the Six Months ended    September 19,
                                        -------------------------   1983 Through
                                                 June 30,             June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                             $   (3,692)   $        -    $  (80,896)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Shares issued for services & debt               -             -        60,000
  Expenses paid by shareholders                   -             -         8,381
  Changes in operating assets and
   liabilities:
  Increase(decrease) in
   accounts payable and accounts
    payable-related party                     3,692             -        12,515
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock
   for cash                                       -             -             -

   Increase in accounts
   payable-related part                           -             -             -

   Net Cash Provided by
   financing Activities                           -             -             -
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -             -
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                              For the Six           September 19,
                                         ------------------------   1983 Through
                                           Months ended June 30,      June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Expenses paid by shareholders            $        -    $        -    $    11,263
Common stock issued for services         $        -    $        -    $    60,000


   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Net Operating Loss

    The Company has accumulated approximately $17,200 of net operating loss carry forwards as of June 30, 2002. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the six months ended June 30, 2001 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

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

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended June 30, 2002.

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the three month period ended June 30, 2002.


In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
SIGNATURES


Signature                     Title                        Date

                              President, C.E.O. and        August 12, 2002
/S/ GEOFF WILLIAMS            Director
-----------------------
Geoff Williams


                              Vice President and Director  August 12, 2002
/S/ J. ROCKWELL SMITH         Principal Accounting Officer
-----------------------
J. Rockwell Smith



                              Secretary / Treasurer and    August 12, 2002
/S/ SHARON WALTER             Director
-----------------------
Sharon Walter






                                                                Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Consolidated Travel Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Geoff Williams, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Geoff Williams

Geoff Williams
Chief Executive Officer
August 12, 2002






                                                                Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Consolidated Travel Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), J. Rockwell Smith, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ J. Rockwell Smith

J. Rockwell Smith
Principal Accounting Officer
August 12, 2002