Form 10QSB/A
period 2002-06-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2002-08-21
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB/A
(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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




                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                 For the              From
                               Three Months             Six Months         Inception on
                                  Ended                    Ended           September 19,
                                 June 30,                 June 30,         1983 through
                          ----------------------    ----------------------    June 30,
                            2002         2001         2002         2001         2002
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                       1,606        1,476        3,692        1,536      (80,896)
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $   (1,606)  $  (1,476)   $   (3,692)  $   (1,536)     (80,896)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    7,499,480    7,499,480    7,499,480    7,499,480
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