Form 10KSB
period 2002-12-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2003-04-11
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
    [x]    Annual Report Pursuant to Section 13 or 15(d) of The Securities
                            Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2002

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_x] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [x]

    State the issuer's revenues for its most recent fiscal year.  $ -0-

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.  $ -0-   (No reported trades)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                Outstanding as of March 27, 2003

       Common Stock, Par Value                7,499,480
          $.01 per share

    DOCUMENTS INCORPORATED BY REFERENCE
    NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [x]



                    CONSOLIDATED TRAVEL SYSTEMS, INC.

                          TABLE OF CONTENTS

                                                                        Page
                              PART I

Item 1.    Description of Business                                        3

Item 2.    Description of Property                                       10

Item 3.    Legal Proceedings                                             10

Item 4.    Submission of Matter to a Vote of Security Holders            10

                              PART II

Item 5.    Market for Common Equity and Related Stockholder Matters      10

Item 6.    Management's Discussion and Analysis or Plan of Operation     12

Item 7.    Financial Statements                                          15

Item 8.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                    15

                              PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act           16

Item 10.   Executive Compensation                                        17

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management                                                  18

Item 12.   Certain Relationships and Related Transactions                18

Item 13.   Exhibits and Reports on Form 8-K                              19

Item 14.   Controls and Procedures                                       19

           Signatures                                                    20

           Certifications                                                21




                                    PART I

Item 1.     Description of Business

Business Development

    History

    Consolidated Travel Systems, Inc. was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Our initial capitalization was 1,200,000 shares of capital stock, par value $.01 per share, divided into 1,000,000 shares of Class A Stock and 200,000 shares of Class B Stock. In 1970, we amended our Articles of Incorporation to change the capitalization to 1,500,000 shares of Class A Stock, par value $.04 per share, and 47,500 shares of Class B Stock, par value $.40 per share.

    In 1970, we filed with the SEC a registration statement on Form S-1 under the Securities Act of 1933, related to the public offering of 135,000 shares of our stock. However, corporate records including stock transfer records, do not reflect the number of shares actually sold pursuant to the registration statement. Because this offering took place more than thirty years ago and certain corporate records are incomplete or missing, it is not possible to accurately determine which shares of our outstanding stock were issued pursuant to the registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act.

    In July 1976, we discontinued operations and subsequently filed a petition for protection under the provisions of Chapter XI of the Bankruptcy Act. The petition was dismissed on August 24, 1981. The State of Delaware voided our charter for non-payment of taxes on March 1, 1977 and, on September 19, 1983, our charter was revived.

    In January 1984, our shareholders approved an amendment to the Certificate of Incorporation to change the authorized capitalization to 20,000,000 shares of Class A Stock, par valued $.01 per share, and to eliminate the Class B Stock. In April 1984, the shareholders approved an amendment to the Certificate of Incorporation to change the corporate name to Universal Medtech, Inc.

    On November 30, 1987, the shareholders voted to acquire all the outstanding shares of Consolidated Travel Systems, Inc., a Delaware corporation, in exchange for 1,666,666 shares of our common stock. The shareholders also approved proposals to change our corporate name to Consolidated Travel Systems, Inc. and to effect a reverse stock split of our outstanding shares on a one share for four shares basis. We filed a Certificate of Merger with the State of Delaware to reflect the consolidation of the two entities. In April 1988, shareholders approved by written consent the proposal to effect a forward stock split of our outstanding shares on a three shares for one share basis.

    In October 1988, the Board of Directors moved to rescind the acquisition and to cancel the shares that were to be issued pursuant to the acquisition. Because the 1,666,666 shares had never been certificated and issued, no affirmative action was taken to cancel the shares.

    Current Business Activities

    We have conducted sporadic business operations and are classified as a development stage company. Presently, we are actively seeking potential
Page                                  3
operating businesses and business opportunities with the intent to acquire or merge with such businesses. No representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

    A target acquisition or merger candidate will become subject to the same reporting requirements as us upon consummation of a merger or acquisition. Thus, in the event we successfully complete the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of its inception. This could limit potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    Management intends to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

    Our principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and our telephone number is (801) 322-3401.

    Sources of Business Opportunities

    Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has in the past consulted with Williams Investment Company, a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, the father of Geoff Williams, one of our directors. Because there is no agreement or understanding with Williams Investment, we may use other consultants if we so elect. However, due to past experience, we may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

    If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    We do not intend to limit our search to any specific kind of industry or
Page                                  4
business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate.
 A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

    Evaluation

    Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

    *    potential benefits to us and our shareholders;
    *    working capital;
    *    financial requirements and availability of additional financing;
    *    history of operation, if any;
    *    nature of present and expected competition;
    *    quality and experience of management;
    *    need for further research, development or exploration;
    *    potential for growth and expansion;
    *    potential for profits; and
    *    other factors deemed relevant to the specific opportunity.

    Because we have not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

    Form of Potential Acquisition or Merger

    We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or
Page                                  5
indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

    Because we have no assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

    Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms.
However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

    There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

Page                                  6
    The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    Management anticipates that prior to consummating any acquisition or merger, we will, if required by relevant state laws and regulations, seek to have the transaction ratified by shareholders in the appropriate manner. However, under Delaware law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of our outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in our best interest to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, we intend to provide to our shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

    Under the corporation laws of the State of Delaware, shareholders may be entitled to assert appraisal or dissenters' rights if we acquire or merge with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by the shareholders is required under applicable Delaware law. Also, shareholders will be entitled to appraisal rights if we enter into a share exchange whereby our shares are to be acquired. A shareholder who is entitled to assert appraisal rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, we must give notice to all shareholders who delivered to us their written notice of dissent.

Competition

    Because no potential acquisition or merger candidate has been identified, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.
Page                                  7

Employees

    As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    We are currently using as our principal place of business the business offices of our President, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

    Although we have no written agreement and currently pay no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct our business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required, is unknown. We have no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Risk Factors Related to Our Business

    We are, and will be, subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

    We have no assets and no source of revenue

    We currently have no assets and have had no revenues for several years.
It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

    Our auditors have expressed a going concern opinion

    Our independent auditors discuss in their report our ability to continue as a going concern. They include a statement in the footnotes to the financial statements that: "[i]n order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other transaction with an existing operating company."

    If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 3 to financial statements included herewith.
Page                                  8

    Discretionary use of proceeds

    We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

    No substantive disclosure relating to prospective acquisitions

    Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

    Future acquisition or merger may result in substantial dilution

    We are currently authorized to issued 20,000,000 shares of common stock, of which 7,499,480 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

    Management will devote only minimal time to our business

    Presently, our three directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

    Effective voting control held by two shareholders

    Two principal shareholder, H. Deworth Williams and Edward F. Cowle, own in the aggregate approximately 83% of our outstanding voting securities. No other single shareholder owns in excess of 5%. Accordingly, theses two shareholders will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders. Mr. Williams is the father of Geoff Williams, a director of our company.

    No active market for our common stock

    Although we intend to submit for listing of our common stock on the OTC Bulletin Board or "pink sheets," there is currently no market for such shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market for our common stock that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, in the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board would be jeopardized.
Page                                  9


Item 2.        Description of Property

    We do not presently own any property.


Item 3.        Legal Proceedings

    There are no material pending legal proceedings to which Consolidated Travel Systems, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 4.        Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2002.



                                 PART II


Item 5.        Market for Common Equity and Related Stockholder Matters

    We intend to make an application to the NASD for our shares to be quoted on the OTC Bulletin Board or "pink sheets." Our application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. We are not aware of any established trading market for our common stock nor is there any record of any reported trades in the public market in recent years. Although we intend to submit an application to either the OTC Bulletin Board or pink sheets, we do not anticipate our shares to be traded in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the NASD, there are no plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. It is most likely that our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

    * registered and traded on a national securities exchange meeting specified criteria set by the SEC;
Page                                  10
    *    authorized for quotation on The NASDAQ Stock Market;
    *    issued by a registered investment company;
    * excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or
    *    exempted from the definition by the SEC.

    If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.
Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

    As of March 27, 2003 there were approximately 430 holders of record of our common stock. Because there has been no established public trading market for our securities, no trading history is presented herein.

    Although we did file with the SEC in 1970 a registration statement under the 1933 Act, corporate records do not reflect the number of shares sold pursuant to that registration statement. Accordingly, because it is not possible to accurately determine which shares of our outstanding stock were issued pursuant to a registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act, it is deemed that all outstanding shares are restricted securities. Available corporate records indicate that all of our issued and outstanding shares of common stock were issued between 1968 and 1997 in various, isolated transactions. We have relied upon the exemption provided by Section 4(2) of the 1933 Act in the issuance of shares privately. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

    Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c),
(e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the total outstanding shares, 1,283,792 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. For purposes of this report only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 1,283,792 shares owns more than five percent (5%) of the total outstanding shares.

    The remaining 6,215,688 shares are considered restricted securities and presently held by two shareholders. All of these 6,215,688 restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.
Page                                  11

    Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of

    * the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or
    *    1% of the shares then outstanding.

    In order for a shareholder to rely on Rule 144, we must have available adequate current public information with respect to our business and financial status. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares under Rule 144(k) without regard to the various resale limitations of Rule 144.

Dividend Policy

    We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.


Item 6.        Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2001have been paid for by advances from shareholders, which are evidenced on our financial statements as accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

    During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further,
Page                                  12
our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    We have accumulated approximately $39,000 of net operating loss carryforwards as of December 31, 2002. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2002 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking Statements and Cautionary Statements

    This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

    * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
    * uncertainties involved in the rate of growth of our business and acceptance of our products and services;
    * volatility of the stock market, particularly within the technology sector; and
    *    general economic conditions.
Page                                  13

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

    On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the consolidated financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

    In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee
Page                                  14
Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Management is currently reviewing SFAS 146.

    In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. Management does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.


Item 7.        Financial Statements

    Financial statements for the fiscal years ended December 31, 2002 and 2001 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    This Item is not Applicable.

Page                                  15

                                   PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

    The following table sets forth the names, ages, and offices held by our directors and executive officers:

    Name                   Age           Position
Geoff Williams             32            President, Chief Executive Officer
                                         and Director
J. Rockwell Smith          64            Vice President and Director
Sharon Walter              36            Secretary and Director
___________________________


    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to our lack of funds, directors will defer their expenses and any compensation until such time as we can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. We do not have any standing committees.

    None of our directors are currently, nor for the past three years have been, a director of a "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below in their respective resumes.

    No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    Our present directors have other full-time employment or sources of income and will routinely devote only such time to our business necessary to maintain our viability. It is estimated that each director will devote less than ten hours per month to our activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

    The business experience of each of the persons listed above during the past five years is as follows:

Page                                  16

 Williams. Mr. Williams became a director on August 19, 1999 and was appointed President on February 13, 2001. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

    Mr. Williams has been an executive officer and director of the following companies, each of which is considered a blank check company: Calypso Financial Services, Inc. (Secretary and director from 1999 to the present); Eastgate Acquisition Corp. (Secretary and director from 1999 to the present); Consolidated Travel Systems, Inc. (Secretary and director from 1999 to the present); Ocean Express Lines, Inc. (President from February 2000 to
February 2003); RAKO Capital Corporation (President and director from June 2001 to December 2002); and Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

    J. Rockwell Smith. Mr. Smith became a director and Vice President on February 13, 2001. From 1977 to 1989, he owned and operated Rocky Smith Construction, a construction company in Park City, Utah that supervised construction projects in the resort community. Since 1990, Mr. Smith has been semi-retired while being active with his private investments and working as a
part-time driver for Park City Transportation Company.    Mr. Smith studied
engineering at Seattle University and the University of Washington.

    Mr. Smith has been an executive officer, director and/or principal shareholder of the following companies: The Auxer Gold Mines (President and director until April 1995), now know as Auxer Industries, Inc; Grant Silver, Inc. (principal shareholder until September 1997), now known as BrewServ Corporation; Green MT. P.S. (Principal shareholder until January 1998), now known as Generex Biotechnology Corporation; Index Daley Mines (principal shareholder until June 1998), now known as International Digital Technologies; Kaniksu Ventures, Inc. (Secretary and director until March 1996), now known as Ocean Power Corporation; Nava Leisure, U.S.A., Inc. (President and director until January 1999), now known as Senesco Technologies, Inc.; Park Avenue, Inc. (President and director until March 1994), now known as Electrical Generation Technology, Inc.; Regal Gold & Silver (President and director until August 1996), now known as American Image Motor Company, Inc.; Rock City Ventures, Inc. (President and director until January 1995); THO2 & Rare Metals Exp. (President and director until December 1994), now known as Golf Technologies Holding, Inc.; Whitestone Financial, Inc. (principal shareholder), now known as Happy Food Corp.

    Sharon Walter. Ms. Walter became a director and Secretary on February 13, 2001. From May 2001 to the present, Ms. Walter has been a Horticultural Technician with Cactus and Tropicals in Salt Lake City, Utah. From 1995 to 2000, Ms. Walter worked as a personal assistant at Williams Investment Company, and from 1985 to 1995, she was a flight attendant for Delta Airlines.
 Ms. Walter attended the University of Utah from 1999 to 2000.

    Ms. Walter has been an executive officer and/or director of the following companies, each of which is considered a blank check company: American Natural Technology Sciences, Inc. (director from July 2000 to the present); and ANTS Research & Development (director from July 2000 to the present).


Item 10.    Executive Compensation

    We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the
Page                                  17
years ended December 31, 2002 and 2001. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, to the best of our knowledge, as of March 27, 2003, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                      Amount and Nature of       Percent
of Beneficial Owner                   Beneficial Ownership       of Class(1)
H. Deworth Williams                       3,171,960(2)             42.3%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
Edward F. Cowle                           3,043,728                40.6%
  6 East 45th Street, 10th Floor
  New York, NY 10017
All directors and officers                        0                   0%
  a group (3 persons)

    *    Director and/or executive officer

    Note:    Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

    (1)    Based upon 7,499,480 shares of common stock outstanding on March
           27, 2003.
    (2) Includes 150,000 in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.


Item 12.    Certain Relationships and Related Transactions

    There have been no material transactions during the past two fiscal years between us and any officer, director, nominee for election as director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family.

    Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through a proposed business plan or by way of an express statement of interest contained in our minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event the Board shall reject an opportunity so presented and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of us. There can be no assurance, however, that these efforts will be successful.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an
Page                                  18
appropriate fee will be based upon negotiations by us and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors. See Item 1 "Description of Business - Form of Potential Acquisition or Merger" above.


Item 13.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

Exhibit No.              Exhibit Name

    *3.1     Certificate of Incorporation and all amendments thereto
    *3.2     By-Laws
    *4.1     Instrument defining rights of holders
    99.1     Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to     Section 906 of the Sarbanes-Oxley Act of
             2002
    99.2     Certification of Principal Accounting Officer Pursuant to 18
             U.S.C. Section 1350, as     Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002

    *    Previously filed as Exhibit to Form 10-SB dated November 9, 2001

    (b) No report on Form 8-K was filed during the three month period ended December 31, 2002.


Item 14.    Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Consolidated Travel Systems, Inc.



                                           By:     /S/ GEOFF WILLIAMS
                                           ------------------------
                                           Geoff Williams
                                           President and C.E.O.

Dated:   April 11, 2003


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                         Date

                          President, C.E.O. and         April 11, 2003
/S/ GEOFF WILLIAMS           Director
------------------
Geoff Williams


                          Vice President and Director   April 11, 2003
/S/ J. ROCKWELL SMITH        Principal Accounting Officer
------------------
J. Rockwell Smith


                          Secretary / Treasurer and     April 11, 2003
/S/ SHARON WALTER           Director
------------------
Sharon Walter

                                                             Certifications

                        CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Geoff Williams, Chief Executive Officer of the Consolidated Travel Systems, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Consolidated Travel Systems, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 11, 2003


/s/   GEOFF WILLIAMS
-----------------------
Geoff Williams
Chief Executive Officer

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, J. Rockwell Smith, Principal Accounting Officer of the Consolidated Travel Systems, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Consolidated Travel Systems, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 11, 2003


/s/   J. ROCKWELL SMITH

J. Rockwell Smith
Principal Accounting Officer

                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 2002


                               C O N T E N T S


Independent Auditors' Report                                               F-3

Balance Sheet                                                              F-4

Statements of Operations                                                   F-6

Statements of Stockholders' Equity (Deficit)                               F-7

Statements of Cash Flows                                                   F-9

Notes to the Financial Statements                                          F-11




                      INDEPENDENT AUDITORS' REPORT

The Board of Directors
Consolidated Travel Systems, Inc.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Consolidated Travel Systems, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage on September 19, 1983 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Travel Systems, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from inception of the development stage on September 19, 1983 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with a deficit in working capital, shareholders' deficit, and no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
February 26, 2003


Page                                 F-3


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                   ASSETS
                                  ---------

                                                   December 31,
                                                       2002
                                                    ----------
CURRENT ASSETS

  Cash                                              $        -
                                                    ----------
    Total Current Assets                                     -
                                                    ----------

    TOTAL ASSETS                                    $        -
                                                    ==========

   The accompanying notes are an integral part of these financial statements.

Page                                 F-4



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                           Balance Sheet (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                    December 31,
                                                        2002
                                                     ----------
CURRENT LIABILITIES
  Accounts payable                                   $    2,006
  Due to stockholders (Note 4)                           19,466
                                                     ----------
   Total Current Liabilities                             21,472
                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.01 par value; authorized
   20,000,000 common shares, 7,499,480 common
   shares issued and outstanding                         74,995
  Additional paid-in capital                            816,134
  Deficit accumulated prior to the development stage   (822,748)
  Deficit accumulated during the development stage      (89,853)
                                                     ----------
  Total Stockholders' Equity (Deficit)                  (21,472)
                                                     ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -
                                                     ==========


   The accompanying notes are an integral part of these financial statements.


Page                                 F-5



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                           Statements of Operations

                                               For the                From
                                                Years              Inception on
                                                Ended              September 19,
                                             December 31,          1983 through
                                        ----------------------     December 31,
                                            2002         2001         2002
                                        ----------   ----------    ----------
REVENUES                                $        -   $        -    $        -

EXPENSES                                    12,649       11,336        89,853
                                        ----------   ----------    ----------
NET LOSS                                $  (12,649)  $  (11,336)   $  (89,853)
                                        ==========   ==========    ==========
BASIC NET LOSS PER SHARE
                                        $    (0.00)  $    (0.00)
                                        ==========   ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                  7,499,480    7,499,480
                                        ==========   ==========


The accompanying notes are an integral part of these financial statements.


Page                                 F-6



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 19, 1983 through December 31, 2002



                                         Common Stock          Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance at inception on
September 19, 1983                  1,499,480    $   14,995    $  809,889    $ (822,748)

Net loss from inception on
September 19,1983 through
December 31, 1996                           -             -             -        (4,136)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,499,480        14,995       809,889      (826,884)

Issuance of common stock
for services and debt at
$0.01 per share on March
17, 1997                            6,000,000        60,000             -             -

Net loss for the year ended
December 31, 1997                           -             -             -       (58,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                7,499,480        74,995       809,889      (884,884)

Net loss for the year ended
December 31, 1998                           -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                7,499,480        74,995       809,889      (884,884)

Capital contributed for
expenses paid by stockholders               -             -         1,500             -

Net loss for the year ended
December 31, 1999                           -             -             -        (2,500)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)
                                   ----------    ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.


Page                                 F-7



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 19, 1983 through December 31, 2002


                                         Common Stock          Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder                -             -         1,232             -

Net loss for the year ended
December 31, 2000                           -             -             -        (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder                -             -         3,513             -

Net loss for the year ended
December 31, 2001                           -             -             -       (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the year
ended December 31, 2002                     -              -            -       (12,649)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002                                7,499,480    $    74,995   $  816,134    $ (912,601)
                                   ==========    ===========   ==========    ==========


Deficit accumulated prior to the development stage                           $ (822,748)
Deficit accumulated during the development stage                                (89,853)
                                                                             ----------
Total Accumulated Deficit                                                    $ (912,601)
                                                                             ==========

   The accompanying notes are an integral part of these financial statements.


Page                                 F-8



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                            Statements of Cash Flows

                                                                        From
                                                                    Inception on
                                           For the Years Ended      September 19,
                                              December 31,          1983 Through
                                         ------------------------    December 31,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $  (12,649)   $  (11,336)   $  (89,853)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Stock issued for services and debt              -             -        60,000
  Expenses paid by stockholders                   -         3,513        27,847
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           (6,817)       7,823         2,006
  Increase in due to stockholders             19,466            -             -
                                          ----------   ----------    ----------

  Net Cash Used in
   Operating Activities                            -            -             -
                                          ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES               -            -             -
                                          ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES               -            -             -
                                          ----------   ----------    ----------
NET INCREASE IN CASH                               -            -             -
                                          ----------   ----------    ----------
CASH AT BEGINNING OF PERIOD                        -            -             -
                                          ----------   ----------    ----------
CASH AT END OF PERIOD                     $        -   $        -    $        -
                                          ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements.


Page                                 F-9



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                       Statements of Cash Flows (continued)

                                                                       From
                                                                    Inception on
                                            For the Years Ended     September 19,
                                               December 31,         1983 Through
                                         ------------------------   December 31,
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


Page                                 F-10



                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001

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

On November 30, 1987, an annual shareholders meeting was held during which the shareholders voted to acquire all of the outstanding shares of Consolidated Travel Systems, a Delaware corporation, in exchange for stock of the Company. They further voted to change the Company's name to Consolidated Travel Systems, Inc., and to reverse-split the common shares outstanding on a basis of 1 for 4. In connection with this change, a Certificate of Merger was filed with the State of Delaware, because the merging corporation was also a Delaware corp. The Company has ceased all normal business operations, and accordingly has been reclassified as a development stage company.

On March 31, 1988, the shareholders voted to forward-split the outstanding shares of the Company on a 3 for 1 basis. All references to shares outstanding have been adjusted to reflect all stock splits on a retroactive basis.


Page                                 F-11



                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                             (A Development Stage Company)
                           Notes to the Financial Statements
                              December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (Continued)

b.  Basic Loss Per Share

The computation of basic loss per share per share of common stock is based on the weighted average number of shares outstanding during the period.

                                        For the Year Ended
                                         December 31, 2002
                               ------------------------------------
                                  Loss        Shares     Per Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ----------
                               $   (12,649)    7,499,480 $    (0.00)
                               =========== ============= ==========


                                        For the Year Ended
                                         December 31, 2001
                               ------------------------------------
                                  Loss        Shares      Per Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ----------
                               $   (11,336)    7,499,480 $    (0.00)
                               =========== ============= ==========

c.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.  Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


Page                                 F-12



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                          Notes to the Financial Statements
                             December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (Continued)

d.  Provision for Taxes (Continued)

      Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                          2002         2001
      Deferred tax assets:                             ----------   ----------
        NOL Carryover                                  $   15,194   $    5,726

      Deferred tax liabilities:                                 -            -

      Valuation allowance                                 (15,194)      (5,726)
                                                       ----------   ----------
      Net deferred tax asset                           $        -   $        -
                                                       ==========   ==========


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                          2002         2001
                                                      ----------   ----------
      Book Loss                                       $   (4,933)  $   (4,308)
      State Tax Expense                                     (100)           -
      Valuation Allowance                                  5,033        4,308
                                                      ----------   ----------
                                                      $        -   $        -
                                                      ==========   ==========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $39,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


Page                                 F-13



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                          Notes to the Financial Statements
                             December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (Continued)


e.  Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

f.  Newly Issued Accounting Pronouncements

During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

g.  Executive Compensation

During the year ended December 31, 2002 various services were contributed to the Company by members of its Board of Directors. The aggregate value of these contributed services was determined to be immaterial to the financial statements.


NOTE 2 - STOCK ISSUANCES

On March 17, 1997, the Company authorized 6,000,000 shares to be issued to an officer and a related party for expenses paid on behalf of the Company and for services to find and arrange a merger for the Company. The shares were valued at $0.01 per share.


NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has an accumulated deficit of approximately $900,000 as of December 31, 2002. The Company has not yet established revenues sufficient to cover its operating costs, which created doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to consummate a merger or other transaction with an existing operating company. If the Company is unable to obtain adequate capital, it could be forced to cease operations.


Page                                 F-14



                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                         Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 3 - GOING CONCERN (Continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other transaction with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Periodically the Company incurs various general administrative expenses. As the Company has not had the wherewithal to pay these expenses, it has relied on stockholders to satisfy the related obligations. During the years ended December 31, 1999, 2000 and 2001, these expenditures paid by shareholders totaled $1,500, $1,232 and $3,513, respectively. The shareholders do not expect repayment of these expenditures. Accordingly, the Company has reflected these amounts as contributions to capital in the accompanying financial statements.

Expenses totaling $19,466 were paid by the shareholders during the year ended December 31, 2002 and have been reflected as due to stockholders in the accompanying financial statements since the stockholders expect repayment. These amounts do not bear interest and are due on demand. As of December 31, 2002 no demand for payment has been made.