Form 10QSB
period 2003-03-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2003-05-15
CIK 1161979

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 2003

                                     or

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                         Commission File Number  000-33315

                        CONSOLIDATED TRAVEL SYSTEMS,  INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                        13-3968990
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

         56 West 400 South, Suite  #220, Salt Lake City, Utah 84101
                 (Address of principal executive offices)

                            (801) 322-3401
                     (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.        Yes   X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                 Outstanding as of March 31, 2003

    Common Stock, $.01 par value                 7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]



                            TABLE OF CONTENTS

Heading                                                                  Page

                        PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                             3

    Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002       4

    Statements of Operations - three  months ended March 31, 2003 and 2002 and the period from inception of the development stage on
      September 19, 1983 to March 31, 2003 (unaudited)                      6

    Statements in Changes in Stockholders' Equity (Deficit) - from inception of the development stage on September 19, 1983 to
      March 31, 2003 (unaudited)                                            7

    Statements of Cash Flows -- three months ended March 31, 2003 and 2002 and the period from inception of the development stage
      on September 19, 1983 to March 31, 2003 (unaudited)                   9

    Notes to Financial Statements                                          11

Item 2.    Management's Discussion and Analysis and Results of Operations  12

Item 3.    Controls and Procedures                                         13


                            PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                 13

Item 4.    Submission of Matters to a Vote of Securities Holders           13

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

    Signatures                                                             15

    Certifications                                                         16



                                    PART I

Item 1.        Financial Statements

    The accompanying balance sheets of Consolidated Travel Systems, Inc. at March 31, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002 and the period September 19, 1983 (date of inception of the development stage) to March 31, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        March 31, 2003 and December 31, 2002



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                Balance Sheets


                                   ASSETS
                                  --------

                                                     March 31,     December 31,
                                                       2003            2002
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      March 31,           December 31,
                                                        2003                   2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,492            $    2,006
  Payable to related party                               19,973                19,466
  Accrued interest related party                            487                     -
                                                     ----------            ----------
Total Current Liabilities                                24,952                21,472
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                          74,995                74,995
  Additional paid-in capital                            816,134               816,134
  Deficit accumulated prior to the development stage   (822,748)             (822,748)
  Deficit accumulated during the development stage      (93,333)              (89,853)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (24,952)              (21,472)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                         From
                                  For the          Inception of the
                                Three Months       development stage
                                   Ended            on September 19,
                                  March 31,          1983 through
                            -----------------------    March 31,
                               2003         2002         2003
                            ----------   ----------   ----------
REVENUES                    $        -   $        -   $        -

OPERATING EXPENSES               2,993        2,086       92,846
                            ----------   ----------   ----------
LOSS FROM OPERATIONS        $   (2,993)  $   (2,086)  $  (92,846)
                            ----------   ----------   ----------
OTHER EXPENSES

  Interest expense                (487)            -        (487)
                            ----------   ----------   ----------
    Total Other Expenses          (487)           -         (487)
                            ----------   ----------   ----------
NET LOSS                    $   (3,480)  $   (2,086)  $  (93,333)
                            ==========   ==========   ==========
BASIC LOSS PER SHARE        $    (0.00)  $    (0.00)
                            ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      7,499,480    7,499,480
                            ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 19, 1983 through March 31, 2003

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



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on September 19, 1983 through March 31, 2003

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder                -             -         1,232             -

Net loss for the year ended
December 31, 2000                           -             -             -        (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder                -             -         3,513             -

Net loss for the year ended
December 31, 2001                           -             -             -       (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the year ended
December 31, 2002                           -             -             -       (12,649)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002                                7,499,480         74,995      816,134      (912,601)

Net loss for the three months
ended March 31, 2003 (Unaudited)            -             -             -        (3,480)
                                   ----------    ----------    ----------    ----------
Balance, March 31,
2003  (Unaudited)                   7,499,480    $    74,995   $  816,134    $ (916,081)
                                   ==========    ===========   ==========    ==========

Deficit accumulated prior to the development stage                           $ (822,748)

Deficit accumulated during the development stage                                (93,333)
                                                                             ----------
Total accumulated deficit                                                    $ (916,081)
                                                                             ==========

   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Three Months Ended  on September 19,
                                                March 31,            1983 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (3,480)   $   (2,086)   $  (93,333)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Shares issued for services & debt               -             -        60,000
  Expenses paid by shareholders                   -             -        27,847
  Changes in operating assets and
   liabilities:
  Increase in
   accounts payable                           2,486         2,086         4,492
  Increase in payable to
   related party                                507             -           507
  Increase in accrued
   interest related party                       487             -           487
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
NET INCREASE IN CASH                              -             -             -
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                         From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Three Months Ended  on September 19,
                                                March 31,            1983 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Expenses paid by shareholders            $        -    $        -    $    27,847
Common stock issued for services         $        -    $        -    $    60,000


   The accompanying notes are an integral part of these financial statements.



                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       March 31, 2003 and December 31, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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



Item 2.        Management's Discussion and Analysis or Plan of Operations

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2001 have been paid for by advances from shareholders, which are evidenced on our financial statements as contributed capital and accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

    During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

    Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Forward-Looking and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    * our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    *    to meet our cash and working capital needs;
    *    our ability to maintain our corporate existence as a viable entity;
         and
    *    other risks detailed in our periodic report filings with the SEC.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


Item 3.     Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                     PART II

Item 1.        Legal Proceedings

    There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 2.        Changes In Securities and Use of Proceeds

    This Item is not applicable.


Item 3.        Defaults Upon Senior Securities

    This Item is not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

    This Item is not applicable.


Item 5.        Other Information

    This Item is not applicable.


Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 99.1     Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    Reports on Form 8-K

           No report on Form 8-K was filed during the three month period ended March 31, 2003.



                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSOLIDATED TRAVEL SYSTEMS,  INC.



Date: May 15, 2003                    By:  /S/   Geoff Williams
                                         Geoff Williams
                                         President, C.E.O. and Director




Date: May 15, 2003                    By: /S/ J. Rockwell Smith
                                         J. Rockwell Smith
                                         Vice President and Director
                                        (Principal Accounting Officer)



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


Date: May 15, 2003


/s/   Geoff Williams

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


Date: May 15, 2003


/s/ J. Rockwell Smith

J. Rockwell Smith
Principal Accounting Officer