Form 10QSB
period 2003-06-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2003-08-14
CIK 1161979

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 2003

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

               Class                 Outstanding as of June 30, 2003

    Common Stock, $.01 par value                 7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]



                            TABLE OF CONTENTS

Heading                                                                  Page

                        PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                             3

    Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002        4

    Statements of Operations - three months and six months ended June
     30, 2003 and 2002 and the period from inception of the development
     stage on September 19, 1983 to June 30, 2003 (unaudited)               6

    Statements in Changes in Stockholders' Equity (Deficit) - from inception of the development stage on September 19, 1983 to
     June 30, 2003 (unaudited)                                              7

    Statements of Cash Flows -- six months ended June 30, 2003 and
     2002 and the period from inception of the development stage
      on September 19, 1983 to June 30, 2003 (unaudited)                    9

    Notes to Financial Statements                                          11

Item 2.    Management's Discussion and Analysis and Results of Operations  12

Item 3.    Controls and Procedures                                         13


                            PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                 14

Item 4.    Submission of Matters to a Vote of Securities Holders           14

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

    Signatures                                                             14

                                    PART I

Item 1.        Financial Statements

    The accompanying balance sheet of Consolidated Travel Systems, Inc. at June 30, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2003 and 2002 and the period September 19, 1983 (date of inception of the development stage) to June 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS

                         June 30, 2003 and December 31, 2002

                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                                   Balance Sheets

                                      ASSETS
                                     --------

                                                     June 30,     December 31,
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

                            CONSOLIDATED TRAVEL SYSTEMS, INC.
                             (A Development Stage Company)
                               Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

                                                      June 30,            December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    3,445            $    2,006
  Payable - related party                                23,864                19,466
                                                     ----------            ----------
   Total Current Liabilities                             27,309                21,472
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                          74,995                74,995
  Additional paid-in capital                            816,134               816,134
  Deficit accumulated prior to the development stage   (822,748)             (822,748)
  Deficit accumulated during the development stage      (95,690)              (89,853)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (27,309)              (21,472)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                                                               From
                                 For the                     For         Inception of the
                               Three Months               Six Months    Development Stage
                                  Ended                     Ended        on September 19,
                                 June 30,                  June 30,        1983 Through
                          -----------------------   -----------------------   June 30,
                            2003         2002         2003         2002         2003
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                       1,822        1,606        4,815        3,692      (94,668)
                          ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS          (1,822)      (1,606)      (4,815)      (3,692)     (94,668)
                          ----------   ----------   -----------  ----------   ----------

OTHER EXPENSES

   Interest expense             (535)           -       (1,022)           -       (1,022)
                          ----------   ----------   ----------   ----------   ----------

       Total Other Expenses     (535)           -       (1,022)           -       (1,022)
                          ----------   ----------   ----------   ----------   ----------

NET LOSS                  $   (2,357)  $   (1,606)  $   (5,837)  $   (3,692)  $  (95,690)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    7,499,480    7,499,480    7,499,480    7,499,480
                          ==========   ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
             From Inception of the Development Stage on September 19, 1983
                                through June 30, 2003

                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance at inception of
the development stage
on September 19, 1983               1,499,480    $   14,995    $  809,889    $ (822,748)

Net loss from inception on
September 19,1983 through
December 31, 1996                           -             -             -        (4,136)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,499,480        14,995       809,889      (826,884)

Issuance of common stock
for services and debt at
$0.01 per share on March
17, 1997                            6,000,000        60,000             -             -

Net loss for the year ended
December 31, 1997                           -             -             -       (58,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                7,499,480        74,995       809,889      (884,884)

Net loss for the year ended
December 31, 1998                           -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                7,499,480        74,995       809,889      (884,884)

Capital contributed for
expenses paid by shareholder                -             -         1,500             -

Net loss for the year ended
December 31, 1999                           -             -             -        (2,500)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)
                                   ----------    ----------    ----------    ----------



   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
             From Inception of the Development Stage on September 19, 1983
                                through June 30, 2003

                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder                -             -         1,232             -

Net loss for the year ended
December 31, 2000                           -             -             -        (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder                -             -         3,513             -

Net loss for the year ended
December 31, 2001                           -             -             -       (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the year ended
December 31, 2002                           -             -             -       (12,649)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002                                7,499,480         74,995      816,134      (912,601)

Net loss for the six months
ended June 30, 2003 (Unaudited)             -             -             -        (5,837)
                                   ----------    ----------    ----------    ----------
Balance, June 30,
2003  (Unaudited)                   7,499,480    $    74,995   $  816,134    $ (918,438)
                                   ==========    ===========   ==========    ==========

Deficit accumulated prior to the development stage                           $ (822,748)

Deficit accumulated during the development stage                                (95,690)
                                                                             ----------
Total accumulated deficit                                                    $ (918,438)
                                                                             ==========



   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                              Statements of Cash Flows
                                    (Unaudited)

                                                                        From
                                                                  Inception of the
                                                                 Development Stage
                                       For the Six Months Ended   on September 19,
                                                June 30,            1983 Through
                                         ------------------------     June 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (5,837)   $   (3,692)   $  (95,690)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Stock issued for services and debt              -             -        60,000
  Expenses paid by shareholders                   -             -         8,381
  Changes in operating assets and
   liabilities:
  Increase in accounts payable                1,439         3,692         3,445
  Increase in payable - related party         4,398             -        23,864
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
NET INCREASE IN CASH                              -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                          Statements of Cash Flows (continued)
                                     (Unaudited)

                                                                       From
                                                                  Inception of the
                                                                 Development Stage
                                        For the Six Months Ended  on September 19,
                                                 June 30,           1983 Through
                                         ------------------------     June 30,
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

                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                         Notes to the Financial Statements
                        June 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 32.1  Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)    Reports on Form 8-K

           No report on Form 8-K was filed during the three month period ended June 30, 2003.



                                  SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSOLIDATED TRAVEL SYSTEMS,  INC.


Date: August 14, 2003                By:  /S/   Geoff Williams
                                         Geoff Williams
                                         President, C.E.O. and Director


Date: August 14, 2003                 By: /S/ J. Rockwell Smith
                                         J. Rockwell Smith
                                         Vice President and Director
                                        (Principal Accounting Officer)