Form 10QSB
period 2003-09-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2003-11-18
CIK 1161979

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended September 30, 2003

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

              Class                 Outstanding as of September 30, 2003

    Common Stock, $.01 par value                 7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]

                            TABLE OF CONTENTS

Heading                                                                 Page

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

         Balance Sheets - September 30, 2003 (unaudited) and December
          31, 2002                                                        4

         Statements of Operations - three months and nine months ended
          September 30, 2003 and 2002 and the period from inception of the development stage on September 19, 1983 to September 30,
          2003 (unaudited)                                                6

         Statements in Changes in Stockholders' Equity (Deficit) -
          from inception of the development stage on September 19,
          1983 to September 30, 2003 (unaudited)                          7

         Statements of Cash Flows -- nine months ended September 30,
          2003 and 2002 and the period from inception of the development
          stage on September 19, 1983 to September 30, 2003 (unaudited)   9

         Notes to Financial Statements                                   11

Item 2.  Management's Discussion and Analysis and Results of
          Operations                                                     12

Item 3.  Controls and Procedures                                         13

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Securities Holders           13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                14

         Signatures                                                      15



                                   PART I

Item 1.    Financial Statements

     The accompanying balance sheets of Consolidated Travel Systems, Inc. at September 30, 2003 and December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2003 and 2002 and the period from September 19, 1983 (date of inception of the development stage) to September 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                     CONSOLIDATED TRAVEL SYSTEMS, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                   September 30, 2003 and December 31, 2002




                   CONSOLIDATED TRAVEL SYSTEMS, INC.
                    (A Development Stage Company)
                           Balance Sheets

                               ASSETS
                              --------

                                                   September 30, December 31,
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




                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                           (A Development Stage Company)
                             Balance Sheets (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

                                                    September 30,         December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    3,976            $    2,006
  Payable - related party                                25,968                19,466
                                                     ----------            ----------
   Total Current Liabilities                             29,944                21,472
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                          74,995                74,995
  Additional paid-in capital                            816,134               816,134
  Deficit accumulated prior to the development stage   (822,748)             (822,748)
  Deficit accumulated during the development stage      (98,325)              (89,853)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (29,944)              (21,472)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========




















The accompanying notes are an integral part of these financial statements.




                          CONSOLIDATED TRAVEL SYSTEMS, INC.
                            A Development Stage Company)
                             Statements of Operations
                                  (Unaudited)

                                 For the                     For                 From
                               Three Months               Nine Months        Inception on
                                  Ended                     Ended            September 19,
                               September 30,             September 30,       1983 Through
                          -----------------------   -----------------------  September 30,
                             2003         2002         2003         2002          2003
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                       2,045        6,664        6,860       10,356      (96,713)
                          ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS          (2,045)      (6,664)      (6,860)     (10,356)     (96,713)
                          ----------   ----------   ----------   ----------   ----------

OTHER EXPENSES

   Interest expense             (590)           -       (1,612)           -       (1,612)
                          ----------   ----------   ----------   ----------   ----------

       Total Other Expenses     (590)           -       (1,612)           -       (1,612)
                          ----------   ----------   ----------   ----------   ----------

NET LOSS                  $   (2,635)  $   (6,664)  $   (8,472)  $  (10,356)  $  (98,325)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    7,499,480    7,499,480    7,499,480    7,499,480
                          ==========   ==========   ==========   ==========




















The accompanying notes are an integral part of these financial statements.




                             CONSOLIDATED TRAVEL SYSTEMS, INC.
                              (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)
               From Inception of the development stage on September 19, 1983 through September 30, 2003

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




                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
            From Inception of the development stage on September 19, 1983 through September 30, 2003

                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
<s>                     >          <c>          <c>           <c>           <c>
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder                -             -         1,232             -

Net loss for the year ended
December 31, 2000                           -             -             -        (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder                -             -         3,513             -

Net loss for the year ended
December 31, 2001                           -             -             -       (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the year ended
December 31, 2002                           -             -             -       (12,649)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002                                7,499,480         74,995      816,134      (912,601)

Net loss for the nine months
ended September 30, 2003                    -             -             -        (8,472)
(Unaudited)                        ----------    ----------    ----------    ----------

Balance, September 30,
2003  (Unaudited)                   7,499,480    $    74,995   $  816,134    $ (921,073)
                                   ==========    ===========   ==========    ==========

Deficit accumulated prior to the development stage                           $ (822,748)

Deficit accumulated during the development stage                                (98,325)
                                                                             ----------
Total accumulated deficit                                                    $ (921,073)
                                                                             ==========


The accompanying notes are an integral part of these financial statements.




                         CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)

                                                                        From
                                                                     Inception on
                                         For the Nine Months Ended   September 19,
                                              September 30,          1983 Through
                                         ------------------------    September 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (8,472)   $  (10,356)   $  (98,325)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Stock issued for services and debt              -             -        60,000
  Expenses paid by shareholders                   -             -         8,381
  Changes in operating assets and
   liabilities:
  Increase in accounts payable                1,970        (4,101)        3,976
  Increase in payable - related party         6,502        14,457        25,968
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
NET INCREASE IN CASH                              -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========

















The accompanying notes are an integral part of these financial statements.




                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                         For the Nine Months Ended  September 19,
                                              September 30,         1983 Through
                                         ------------------------   September 30,
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




                      CONSOLIDATED TRAVEL SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                   September 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


Item 3.     Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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


Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.1     Certification of C.E.O. Pursuant to 18 U.S.C.
                              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2003.




                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONSOLIDATED TRAVEL SYSTEMS,  INC.


Date:  November 18, 2003                  By:  /S/   Geoff Williams
                                               ------------------------------
                                               Geoff Williams
                                               President, C.E.O. and Director



Date:  November 18, 2003By:                    /S/ J. Rockwell Smith
                                                -----------------------------
                                                J. Rockwell Smith
                                                Vice President and Director
                                               (Principal Accounting Officer)




                                                            Exhibit 31.1


                        CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Geoff Williams, Chief Executive Officer of Consolidated Travel Systems, Inc. (the "registrant"), certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of our financial reporting internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 18, 2003


/s/Geoff Williams

Geoff Williams
Chief Executive Officer




                                                                  Exhibit 31.2


                       CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, J. Rockwell Smith, Principal Accounting Officer of Consolidated Travel Systems, Inc., certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of our financial reporting internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 18, 2003


/s/ J. Rockwell Smith

J. Rockwell Smith
Principal Accounting Officer





                                                               Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Consolidated Travel Systems, Inc.(the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geoff Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Geoff Williams

Geoff Williams
Chief Executive Officer
November 18, 2003

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-QSB solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.





                                                               Exhibit 32.2

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Consolidated Travel Systems, Inc.(the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Rockwell Smith, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ J. Rockwell Smith

J. Rockwell Smith
Principal Accounting Officer
November 18, 2003

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-QSB solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.




                                                                Cover Letter

                             Leonard E. Neilson
                              Attorney at Law
                          8160 South Highland Drive
                                 Suite 209
                             Sandy, Utah 84093
Phone:  (801) 733-0800                                  Fax:  (801) 733-0808


                             November 18, 2003



Securities and Exchange Commission
Office of Document Control
450 Fifth Street N.W.
Washington, D.C. 20549

VIA:  EDGARLink

     Re:  Consolidated Travel Systems, Inc.
          File No.  000-33315
          Form 10-QSB (for the period ended November __, 2003)

To Whom It May Concern:

     Please find herewith transmitted by EDGARLink, the Form 10-QSB filed on behalf of Consolidated Travel Systems, Inc. for the quarterly period ended December 31, 2003.

     Please direct all correspondences concerning this filing and Consolidated Travel Systems, Inc. to this office.

                                             Yours truly,



                                            Leonard E. Neilson

:ae
Attachment

-1-