Form 10KSB
period 2003-12-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2004-04-08
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-33315

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             13-3968990
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0- (No reported trades)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                  Outstanding as of April 1, 2004
-----------------------                       -------------------------------
Common Stock, Par Value                                  7,499,480
    $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]   No [ ]


                                         CONSOLIDATED TRAVEL SYSTEMS, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page

                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            9

Item 3.           Legal Proceedings..............................................................            9

Item 4.           Submission of Matter to a Vote of Security Holders.............................           10

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................           10

Item 6.           Management's Discussion and Analysis or Plan of Operation......................           12

Item 7.           Financial Statements...........................................................           15

Item 8.           Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................................           16

Item 8A.          Controls and Procedures........................................................           16

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................           16

Item 10.          Executive Compensation.........................................................           18

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           19

Item 12.          Certain Relationships and Related Transactions.................................           19

Item 13.          Exhibits and Reports on Form 8-K...............................................           19

Item 14.          Principal Accountant Fees and Services.........................................           20

                  Signatures.....................................................................          S-1

                                                        -2-

                                     PART I

Item 1.       Description of Business

Business Development

     History

     Consolidated Travel Systems, Inc. was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Our initial capitalization was 1,200,000 shares of capital stock, par value $.01 per share, consisting of 1,000,000 shares of Class A Stock and 200,000 shares of Class B Stock. In 1970, we amended our Articles of Incorporation to change the capitalization to 1,500,000 shares of Class A Stock, par value $.04 per share, and 47,500 shares of Class B Stock, par value $.40 per share.

     In 1970, we filed with the SEC a registration statement on Form S-1 under the Securities Act of 1933, for the public offering of 135,000 shares of our stock. Available corporate records, including stock transfer records, do not reflect the number of shares actually sold pursuant to the registration statement. Because this offering took place more than thirty years ago and certain corporate records are incomplete or missing, it is not possible to accurately determine which shares of our outstanding stock were issued pursuant to the registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act.

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

     On November 30, 1987, our shareholders voted to acquire all the outstanding shares of Consolidated Travel Systems, Inc., a Delaware corporation, in exchange for 1,666,666 shares of our common stock. The shareholders also approved proposals to change our corporate name to Consolidated Travel Systems, Inc. and to effect a reverse stock split of our outstanding shares on a one share for four shares basis. We filed a Certificate of Merger with the State of Delaware to reflect the consolidation of the two entities. In April 1988, shareholders approved by written consent the proposal to effect a forward stock split of our outstanding shares on a three shares for one share basis.

     In October 1988, the Board of Directors moved to rescind the acquisition and to cancel the shares that were to be issued pursuant to the acquisition. Because the 1,666,666 shares had never been certificated and issued, no affirmative action was taken to cancel the shares.

     Current Business Activities

     In recent years we have engaged in sporadic business operations and are deemed a development stage company. Presently, we are actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. No representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

     Any target acquisition or merger candidate will become subject to the same reporting requirements as us upon consummation of a merger or acquisition. Thus, if we successfully complete the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of its inception. This could limit potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

     Management intends to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Our principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and our telephone number is (801) 322-3401.

     Sources of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker- dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. We will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has in the past consulted with Williams Investment Company, a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, the father of Geoff Williams, one of our directors. Because there is no agreement or understanding with Williams Investment, we may use other consultants if we so elect. However, due to past experience, we may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, any consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. We would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

     We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

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

     Form of Potential Acquisition or Merger

     We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

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

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee is paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

     Our Board believes that it is highly unlikely that we will acquire or merge with a business opportunity in which current management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

     Management anticipates that prior to consummating any acquisition or merger, we will, if required by relevant state laws and regulations, seek to have the transaction ratified by shareholders in the appropriate manner. However, under Delaware law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of our outstanding shares decide by written consent to consummate an
acquisition  or  a  merger,   minority  shareholders  would  not  be  given  the
opportunity to vote on the issue. The Board will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in our best interest to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, we intend to provide to our shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

     Under Delaware corporate laws, shareholders may be entitled to assert appraisal or dissenters' rights if we acquire or merge with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by the shareholders is required under applicable Delaware law. Also, shareholders will be entitled to appraisal rights if we enter into a share exchange whereby our shares are to be acquired. A shareholder who is entitled to assert appraisal rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, we must give notice to all shareholders who delivered to us their written notice of dissent.

Competition

     Because we have not identified a specific potential acquisition or merger candidate, we are unable to evaluate the type and extent of our likely competition. There are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

     We currently use as our principal place of business the business offices of our President, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

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

     We have no assets and no source of revenue
     ---------------------------------------------------------------------------
     We currently have no assets and have had no revenues for several years. It is unlikely that we will realize any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our auditors have expressed a going concern opinion
     ---------------------------------------------------------------------------
     Our independent auditors discuss in their report our ability to continue as a going concern. They include a statement in the footnotes to the financial statements that: "[i]n order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other transaction with an existing operating company. "

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 3 to financial statements included herewith.

     Discretionary use of proceeds
     ---------------------------------------------------------------------------
     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No substantive disclosure relating to prospective acquisitions
     ---------------------------------------------------------------------------
     Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. These investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

     Future acquisition or merger may result in substantial dilution
     ---------------------------------------------------------------------------
     We are currently authorized to issued 20,000,000 shares of common stock, of which 7,499,480 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

     Management will devote only minimal time to our business
     ---------------------------------------------------------------------------
     Presently, our three directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective voting control held by two shareholders
     -------------------------------------------------
     Two principal shareholder, H. Deworth Williams and Edward F. Cowle, own in the aggregate approximately 83% of our outstanding voting securities. No other single shareholder owns in excess of 5%. Accordingly, theses two shareholders will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders. Mr. Williams is the father of Geoff Williams, President, C.E.O. and a director of our company.

     No active market for our common stock
     -------------------------------------
     Our shares were initially included for quotation on the OTC Bulletin Board on January 5, 2004. We are not aware of any current active market for our shares and there can be no assurance that any such market will ever develop or be maintained. Any active trading market for our common stock that may develop in the future will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, in the event that we lose this status as a "reporting issuer," continued quotation of our common stock on the OTC Bulletin Board would be jeopardized.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our shares were accepted for quotation on the OTC Bulletin Board on January 5, 2004 under the trading symbol "COVSA." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. We are not aware of any current active trading market for our common stock and only nominal trades have occurred since inclusion on the OTC Bulletin Board. We do not anticipate our shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of our shares may be subject to certain state imposed restrictions. We have no plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Our shares are most likely subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

     As a penny stock, trading in our shares are subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     As of April 1, 2004 there were approximately 431 holders of record of our common stock, which figure does not take into account shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. Because there has been no established public trading market for our securities, no trading history is presented herein.

     Although we filed a registration statement in 1970 under the Securities Act of 1933, corporate records do not reflect the number of shares sold pursuant to that registration statement. Accordingly, we cannot accurately determine which shares of our outstanding\ stock were issued pursuant to the registration statement and which shares were issued in private transactions pursuant to exemptions under the 1933 Act. Accordingly, we have considered all of our outstanding shares to be restricted securities. Available corporate records indicate that all of our issued and outstanding shares of common stock were issued between 1968 and 1997 in various, isolated transactions. We have relied upon the exemption provided by Section 4(2) of the 1933 Act in the issuance of shares privately. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the total outstanding shares, 1,252,603 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. For purposes of this report only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 1,252,603 shares owns more than five percent (5%) of the total outstanding shares.

     The remaining 6,246,877 shares are considered restricted securities and presently held by two shareholders. All of these 6,246,877 restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.

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

     We are considered a development stage company with no assets or capital and with no material operations or income. Expenses associated with the preparation and filing of this report and other reports and our registration statement in 2001 have been paid for by advances from shareholders, which are evidenced on our financial statements as current liabilities. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

     During fiscal year 2004, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. If we engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

     Until we are able to successfully consummate a merger or acquisition, we do not intend to use employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

     We have accumulated approximately $47,000 of net operating loss carryforwards as of December 31, 2003. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking Statements and Cautionary Statements

     This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

     When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

         * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
         * uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
         * volatility of the stock market, particularly within the technology sector; and
         *    general economic conditions.

Although  we  believe  the  expectations   reflected  in  these  forward-looking
statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

     In August 2001,the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on our financial statements.

     On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales- Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one- time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on our financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 147 did not have a material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after

December 15, 2002. This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Item is not Applicable.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.



                                    PART III

Item 9.       Directors, Executive  Officers,  Promoters and   Control  Persons;
              Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

                   Name                   Age                   Position
                   ----                   ---                   --------
         Geoff Williams                    33        President, Chief Executive
                                                        Officer and Director
         J.  Rockwell  Smith               64        Vice President and Director

         Sharon  Walter                    37        Secretary and Director
---------------------------

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

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   shareholders   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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

     Mr. Williams has been an executive officer and director of the following companies, each of which is considered a blank check company:

         o Calypso Financial Services, Inc. (Secretary and director from 1999 to the present).
         o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present).
         o Grant Ventures, Inc. (Secretary and director from 1999 to the present).
         o Green Mt. Labs., Inc., (Secretary and director from August 2002 to the present and President commencing April 1, 2004).
         o Ocean Express Lines, Inc., now known as Cementitious Materials, Inc. (President from February 2000 to February 2003).
         o RAKO Capital Corporation (President and director from June 2001 to December 2002). o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

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

     Mr. Smith has been an executive officer, director and/or principal shareholder of the following companies:

         o    The  Auxer  Gold  Mines,  now  know  as  Auxer  Industries,   Inc.
              (President and director until April 1995).
         o    Eagle's   Nest   Mining   Company,   now   known  as   Nanoscience
              Technologies, Inc. (director from October 1997 to March 2004).
         o    Grant Silver, Inc. (principal shareholder until September 1997).

         o Green MT. P.S. (Principal shareholder until January 1998), now known as Generex Biotechnology Corporation.
         o Index Daley Mines, now known as International Digital Technologies (principal shareholder until June 1998).
         o Kaniksu Ventures, Inc., now known as Ocean Power Corporation (Secretary and director until March 1996).
         o Nava Leisure, U.S.A., Inc., now known as Senesco Technologies, Inc. (President and director until January 1999).
         o Park Avenue, Inc., now known as Electrical Generation Technology, Inc. (President and director until March 1994).
         o Regal Gold & Silver, now known as American Image Motor Company, Inc. (President and director until August 1996).
         o    Rock City  Ventures,  Inc.  (President  and director until January
              1995).
         o THO2 & Rare Metals Exp., now known as Golf Technologies Holding, Inc. (President and director until December 1994).
         o Whitestone Financial, Inc., now known as Happy Food Corp (principal shareholder).

     Sharon Walter. Ms. Walter became a director and Secretary on February 13, 2001. From May 2001 to 2003, Ms. Walter was a Horticultural Technician with Cactus and Tropicals in Salt Lake City, Utah. From 1995 to 2000, Ms. Walter worked as a personal assistant at Williams Investment Company, and from 1985 to 1995, she was a flight attendant for Delta Airlines. Ms. Walter attended the University of Utah from 1999 to 2000.

     Ms. Walter has been an executive officer and/or director of the following companies, each of which is considered a blank check company: American Natural Technology Sciences, Inc. (director from July 2000 to the present); and ANTS Research & Development (director from July 2000 to the present).

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2003 and 2002. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of April 1, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership                of Class(1)
--------------------                                   --------------------                -----------
H. Deworth Williams                                           3,203,149(2)                    42.7%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
Edward F. Cowle                                               3,043,728                       40.6%
  6 East 45th Street, 10th Floor
  New York, NY 10017
All directors and officers                                            0                          0%
  a group (3 persons)

         *   Director and/or executive officer

         Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 7,499,480 shares of common stock outstanding on April 1, 2004.
         (2) Includes 181,189 in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.

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

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by us and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors.

Item 13.          Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.                      Exhibit Name

   *3.1    Certificate of Incorporation and all amendments thereto
   *3.2    By-Laws
   *4.1    Instrument defining rights of holders
   31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2    Certification of Principal  Accounting  Officer Pursuant to 18 U.S.C.
           Section   1350,   as  Adopted   Pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002
-----------------------
     *   Previously filed as Exhibit to Form 10-SB dated November 9, 2001

         (b) No report on Form 8-K was filed during the three month period ended December 31, 2003.

Item 14.      Principal Accountants Fees and Services

     Audit Fees

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending April 30, June 30 and September 30, 2003 and 2002, were $4,203 for 2003 and $3,544 for
2002.

     Audit Related Fees

     For the years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2003 and 2002, H J & Associates did not bill for any tax compliance, tax advice and tax planning services.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Consolidated Travel Systems, Inc.



                                         By:     /S/ GEOFF WILLIAMS
                                             -----------------------------------
                                                  Geoff Williams
                                                  President and C.E.O.

Dated:   April 8, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                     Title                                       Date
           ---------                                     -----                                       ----


                                                President, C.E.O. and                            April 8, 2004
/S/ GEOFF WILLIAMS                              Director
--------------------------------------
         Geoff Williams

                                                Vice President and Director                      April 8, 2004
/S/ J. ROCKWELL SMITH                           Principal Accounting Officer
--------------------------------------
         J. Rockwell Smith



                                                Secretary / Treasurer and                        April 8, 2004
/S/ SHARON WALTER                               Director
--------------------------------------
         Sharon Walter


                        Consolidated Travel Systems, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2003

                                                  C O N T E N T S



Independent Auditors' Report.................................................F-3

Balance Sheet................................................................F-4

Statements of Operations.....................................................F-6

Statements of Stockholders' Equity (Deficit).................................F-7

Statements of Cash Flows.....................................................F-9

Notes to the Financial Statements...........................................F-11

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consolidated Travel Systems, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Consolidated Travel Systems, Inc. (a development stage company), as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on September 19, 1983 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Travel Systems, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on September 19, 1983 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with a deficit in working capital and stockholders equity in addition to no significant operating results to date, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
--------------------------
HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2004

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                    --------

                                                        December 31,
                                                            2003
                                                         ----------

CURRENT ASSETS

  Cash                                                   $    --
                                                         ----------
    Total Current Assets                                      --
                                                         ----------

    TOTAL ASSETS                                         $    --
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

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                             December 31,
                                                                 2003
                                                              ----------

CURRENT LIABILITIES

  Accounts payable                                            $    4,203
  Due to stockholder                                              27,896
                                                              ----------
   Total Current Liabilities                                      32,099
                                                              ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                                   74,995
  Additional paid-in capital                                     816,674
  Deficit accumulated prior to the development stage            (822,748)
  Deficit accumulated during the development stage              (101,020)
                                                              ----------
    Total Stockholders' Equity (Deficit)                         (32,099)
                                                              ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                $     --
                                                              ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                           CONSOLIDATED TRAVEL SYSTEMS, INC.
                            (A Development Stage Company)
                               Statements of Operations


                                                                From
                                        For the             Inception on
                                      Years Ended           September 19,
                                      December 31,          1983 Through
                               --------------------------   December 31,
                                  2003            2002          2003
                               -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --

EXPENSES                             8,913         12,649        (98,766)
                               -----------    -----------    -----------
LOSS FROM OPERATIONS                (8,913)       (12,649)       (98,766)
                               -----------    -----------    -----------

OTHER EXPENSES

   Interest expense                 (2,254)          --           (2,254)
                               -----------    -----------    -----------

       Total Other Expenses         (2,254)          --           (2,254)
                               -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES       (11,167)       (12,649)      (101,020)

   Income taxes                       --             --             --
                               -----------    -----------    -----------

NET LOSS                       $   (11,167)   $   (12,649)   $  (101,020)
                               ===========    ===========    ===========
BASIC NET LOSS PER SHARE
                               $     (0.00)   $     (0.00)
                               ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          7,499,480      7,499,480
                               ===========    ===========








                   The accompanying notes are an integral part
                         of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception of the development stage on September 19, 1983 through December 31, 2003


                                         Common Stock         Additional
                                   ------------------------     Paid-In     Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance at inception of
the development stage
on September 19, 1983               1,499,480    $   14,995    $  809,889    $ (822,748)

Net loss from inception on
September 19,1983 through
December 31, 1996                        --            --            --          (4,136)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,499,480        14,995       809,889      (826,884)

Issuance of common stock
for services and debt at
$0.01 per share on March
17, 1997                            6,000,000        60,000          --            --

Net loss for the year ended
December 31, 1997                        --            --            --         (58,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                7,499,480        74,995       809,889      (884,884)

Net loss for the year ended
December 31, 1998                        --            --            --            --
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                7,499,480        74,995       809,889      (884,884)

Capital contributed for
expenses paid by shareholder             --            --           1,500          --


Net loss for the year ended
December 31, 1999                        --            --            --          (2,500)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)
                                   ----------    ----------    ----------    ----------






                   The accompanying notes are an integral part
                         of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception of the development stage on September 19, 1983 through December 31, 2003


                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                7,499,480    $   74,995    $  811,389    $ (887,384)

Capital contributed for
expenses paid by shareholder             --            --           1,232          --

Net loss for the year ended
December 31, 2000                        --            --            --          (1,232)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                7,499,480        74,995       812,621      (888,616)

Capital contributed for
expenses paid by shareholder             --            --           3,513          --

Net loss for the year ended
December 31, 2001                        --            --            --         (11,336)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                7,499,480        74,995       816,134      (899,952)

Net loss for the year ended
December 31, 2002                        --            --            --         (12,649)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002                                7,499,480        74,995       816,134      (912,601)

Services contributed by
shareholders                             --            --             540          --

Net loss for the year                    --            --            --         (11,167)
ended December 31, 2003            ----------    ----------    ----------    ----------

Balance, December 31,
2003                                7,499,480    $   74,995    $  816,674    $ (923,768)
                                   ==========    ==========    ==========    ==========

Deficit accumulated prior to the development stage                           $ (822,748)

Deficit accumulated during the development stage                               (101,020)
                                                                             ----------
Total accumulated deficit                                                    $ (923,768)
                                                                             ==========




                   The accompanying notes are an integral part
                         of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       From
                                                                   Inception on
                                           For the Years Ended     September 19,
                                               December 31,        1983 Through
                                         ------------------------  December 31,
                                            2003          2002         2003
                                         ----------    ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $ (11,167)   $ (12,649)   $(101,020)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Stock issued for services and debt          --           --         60,000
  Expenses paid by shareholders               --           --          8,381
  Services contributed by shareholders         540         --            540
  Changes in operating assets and
   liabilities:
  Increase in accounts payable               2,197       (6,817)       4,203
  Increase in due to stockholder             8,430       19,466       27,896
                                         ---------    ---------    ---------
  Net Cash Used in
   Operating Activities                       --           --           --
                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES          --           --           --
                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES          --           --           --
                                         ---------    ---------    ---------
NET INCREASE IN CASH                          --           --           --

CASH AT BEGINNING OF PERIOD                   --           --           --
                                         ---------    ---------    ---------
CASH AT END OF PERIOD                    $    --      $    --      $    --
                                         =========    =========    =========









                   The accompanying notes are an integral part
                         of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)


                                                                From
                                                           Inception on
                                    For the Years Ended    September 19,
                                         December 31,      1983 Through
                                  ----------------------    December 31,
                                     2003        2002         2003
                                  ----------  ----------   -------------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                       $   --     $     --     $  --
    Income Taxes                   $   --     $     --     $  --


NON CASH FINANCING ACTIVITIES

Common stock issued for services   $   --     $     --     $60,000











                   The accompanying notes are an integral part
                         of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         c. Cash and Cash Equivalents

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

         d. Use of Estimates

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

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         f. Basic Loss Per Share

         The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                         For the
                                                        Years Ended
                                                        December 31,
                                                --------------------------
                                                    2003           2002
                                                -----------    -----------

                         Loss (numerator)       $   (11,167)   $   (12,649)
                         Shares (denominator)     7,499,480      7,499,480
                                                -----------    -----------

                            Per share amount    $     (0.00)   $     (0.00)
                                                ===========    ===========

         g. Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                         2003        2002
                                                       --------    --------
                            Deferred tax assets:
                                 NOL Carryover         $ 18,460    $ 15,194

                                 Valuation allowance    (18,460)    (15,194)
                                                       --------    --------

                            Net deferred tax asset     $   --      $   --
                                                       ========    ========

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                         2003       2002
                                                       -------    -------
                                 Book Income           $(4,355)   $(4,940)
                                 Other                   1,089       (100)
                                 Valuation allowance     3,266      5,040
                                                       -------    -------

                                                       $  --      $  --
                                                       =======    =======

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $47,000 that may be offset against future taxable income through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 3 -  RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2003 and 2002, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a stockholder to satisfy its debts. As of December 31, 2003 the Company had an obligation to the stockholder totaling $27,896, including accrued interest of $2,254.