Form 10QSB
period 2004-03-31
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2004-05-12
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to ______

                        Commission File Number 000-33315

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              13-3968990
--------------------------------                            ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 322-3401
                                 --------------
                           (Issuer's telephone number)

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

          Class                                Outstanding as of March 31, 2004

Common Stock, $.01 par value                              7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]


                                TABLE OF CONTENTS

Heading                                                                                                    Page

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................             3

         Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003.......................             4

         Statements of Operations - three months ended March 31, 2004 and 2003 and the period from inception of the development stage on September 19, 1983 to
           March 31, 2004 (unaudited)............................................................             6

         Statements in Changes in Stockholders' Equity (Deficit) - from inception of the
         development stage on September 19, 1983 to March 31, 2004 (unaudited)...................             7

         Statements of Cash Flows -- three  months ended March 31, 2004 and 2003 and the period from inception of the  development  stage on September
           19, 1983
           to March 31, 2004 (unaudited).........................................................            10

         Notes to Financial Statements...........................................................            12

Item 2.  Management's Discussion and Analysis and Results of Operations..........................            13

Item 3.  Controls and Procedures.................................................................            14

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................            14

Item 2.  Changes in Securities and Use of Proceeds...............................................            14

Item 3.  Defaults Upon Senior Securities.........................................................            14

Item 4.  Submission of Matters to a Vote of Securities Holders...................................            14

Item 5.  Other Information.......................................................................            14

Item 6.  Exhibits and Reports on Form 8-K........................................................            15

         Signatures..............................................................................            16

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Consolidated Travel Systems, Inc. at March 31, 2004 and December 31, 2003 and the related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2004 and 2003 and the period from September 19, 1983 (date of inception of the development stage) to March 31, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                    --------

                                             March 31,     December 31,
                                               2004           2003
                                            ----------      ----------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                       $    --        $    --
                                             ----------     ----------
    Total Current Assets                          --             --
                                             ----------     ----------

    TOTAL ASSETS                             $    --        $    --
                                             ==========     ==========















   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      March 31,           December 31,
                                                        2004                  2003
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,817            $    4,203
  Due to stockholder                                     30,857                27,896
                                                     ----------            ----------
   Total Current Liabilities                             35,674                32,099
                                                     ----------            ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.01 par value; authorized
  20,000,000 common shares, 7,499,480 common
  shares issued and outstanding                          74,995                74,995
  Additional paid-in capital                            817,124               816,674
  Deficit accumulated prior to the development stage   (822,748)             (822,748)
  Deficit accumulated during the development stage     (105,045)             (101,020)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (35,674)              (32,099)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --              $     --
                                                     ==========            ==========









   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                         For the                 From
                                      Three Months           Inception on
                                          Ended              September 19,
                                        March 31,            1983 Through
                               --------------------------     March 31,
                                2004          2003              2004
                               -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --

EXPENSES                             3,328          2,993        102,094
                               -----------    -----------    -----------
LOSS FROM OPERATIONS                (3,328)        (2,993)      (102,094)
                               -----------    -----------    -----------

OTHER EXPENSES

   Interest expense                   (697)          (487)        (2,951)
                               -----------    -----------    -----------

       Total Other Expenses           (697)          (487)        (2,951)
                               -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES        (4,025)        (3,480)      (105,045)

INCOME TAX EXPENSE                    --             --             --
                               -----------    -----------    -----------

NET LOSS                       $    (4,025)   $    (3,480)   $  (105,045)
                               ===========    ===========    ===========

BASIC NET LOSS PER SHARE       $     (0.00)   $     (0.00)
                               ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          7,499,480      7,499,480
                               ===========    ===========








   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception of the development stage on September 19, 1983 through March 31, 2004


                                    Common Stock       Additional
                               ---------------------    Paid-In   Accumulated
                                 Shares      Amount     Capital     Deficit
                               ---------   ---------   ---------   ---------
Balance at inception of
the development stage
on September 19, 1983          1,499,480   $  14,995   $ 809,889   $(822,748)

Net loss from inception on
September 19,1983 through
December 31, 1996                   --          --          --        (4,136)
                               ---------   ---------   ---------   ---------
Balance, December 31, 1996     1,499,480      14,995     809,889    (826,884)

Issuance of common stock
for services and debt at
$0.01 per share on March
17, 1997                       6,000,000      60,000        --          --

Net loss for the year ended
December 31, 1997                   --          --          --       (58,000)
                               ---------   ---------   ---------   ---------
Balance, December 31, 1997     7,499,480      74,995     809,889    (884,884)

Net loss for the year ended
December 31, 1998                   --          --          --          --
                               ---------   ---------   ---------   ---------
Balance, December 31, 1998     7,499,480      74,995     809,889    (884,884)

Capital contributed for
expenses paid by shareholder        --          --         1,500        --


Net loss for the year ended
December 31, 1999                   --          --          --        (2,500)
                               ---------   ---------   ---------   ---------
Balance, December 31, 1999     7,499,480   $  74,995   $ 811,389   $(887,384)
                               ---------   ---------   ---------   ---------






   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)
          From Inception of the development stage on September 19, 1983 through March 31, 2004

                                     Common Stock      Additional
                               ---------------------    Paid-In   Accumulated
                                 Shares      Amount     Capital     Deficit
                               ---------   ---------   ---------   ---------

Balance, December 31, 1999     7,499,480   $  74,995   $ 811,389   $(887,384)

Capital contributed for
expenses paid by shareholder        --          --         1,232        --

Net loss for the year ended
December 31, 2000                   --          --          --        (1,232)
                               ---------   ---------   ---------   ---------
Balance, December 31, 2000     7,499,480      74,995     812,621    (888,616)

Capital contributed for
expenses paid by shareholder        --          --         3,513        --

Net loss for the year ended
December 31, 2001                   --          --          --       (11,336)
                               ---------   ---------   ---------   ---------
Balance, December 31, 2001     7,499,480      74,995     816,134    (899,952)

Net loss for the year ended
December 31, 2002                   --          --          --       (12,649)
                               ---------   ---------   ---------   ---------
Balance December 31, 2002      7,499,480      74,995     816,134    (912,601)

Services contributed
by shareholder                      --          --           540        --

Net loss for the year ended
December 31, 2003                   --          --          --       (11,167)
                               ---------   ---------   ---------   ---------
Balance December 31, 2003      7,499,480   $  74,995   $ 816,674   $(923,768)
                               ---------   ---------   ---------   ---------







   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)
          From Inception of the development stage on September 19, 1983 through March 31, 2004

                                     Common Stock       Additional
                                ---------------------    Paid-In    Accumulated
                                  Shares     Amount      Capital     Deficit
                                ---------   ---------   ---------   ---------

Balance, December 31, 2003      7,499,480   $  74,995   $ 816,674   $(923,768)

Services contributed                 --          --           450        --

Net loss for the three months
ended March 31, 2004                 --          --          --        (4,025)
(Unaudited)                          --          --          --          --

Balance, March 31, 2004
(Unaudited)                     7,499,480   $  74,995   $ 817,124   $(927,793)
                                =========   =========   =========   =========

Deficit accumulated prior to the development stage                  $(822,748)

Deficit accumulated during the development stage                     (105,045)
                                                                    ---------
Total accumulated deficit                                           $(927,793)
                                                                    =========







   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       From
                                                                   Inception on
                                       For the Three Months Ended  September 19,
                                                March 31,          1983 Through
                                        ------------------------      March 31,
                                           2004         2003          2004
                                        ---------    ---------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $  (4,025)   $  (3,480)      $(105,045)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Stock issued for services and debt         --           --            60,000
  Expenses paid by shareholders              --           --             8,381
  Services contributed by shareholders        450         --               990

  Changes in operating assets
   and liabilities:
  Increase in accounts payable                614        2,486           4,817
  Increase in due to stockholder            2,961          994          30,857
                                        ---------    ---------       ---------
  Net Cash Used in
   Operating Activities                      --           --              --
                                        ---------    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES         --           --              --
                                        ---------    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES         --           --              --
                                        ---------    ---------       ---------
NET INCREASE IN CASH                         --           --              --

CASH AT BEGINNING OF PERIOD                  --           --              --
                                        ---------    ---------       ---------
CASH AT END OF PERIOD                   $    --      $    --         $    --
                                        =========    =========       =========







   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                           From
                                                                   Inception on
                                       For the Three Months Ended  September 19,
                                                March 31,          1983 Through
                                        ------------------------     March 31,
                                           2004          2003          2004
                                        ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                            $     --      $     --      $     --
    Income Taxes                        $     --      $     --      $     --

NON CASH FINANCING ACTIVITIES

Common stock issued for services       $     --      $     --       $    60,000


















   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    o    to meet our cash and working capital needs;
    o    our ability to maintain our corporate existence as a viable entity; and
         o other risks detailed in our periodic report filings with the SEC.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSOLIDATED TRAVEL SYSTEMS,  INC.


Date:  May 12, 2004                   By:  /S/   Geoff Williams
                                         ---------------------------------------
                                          Geoff Williams
                                          President, C.E.O. and Director



Date:  May 12, 2004                   By:    /S/ J. Rockwell Smith
                                          --------------------------------------
                                          J. Rockwell Smith
                                          Vice President and Director
                                          (Principal Accounting Officer)