Form 10QSB
period 2004-06-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2004-08-19
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding as of June 30, 2004
----------------------------                    --------------------------------
Common Stock, $.01 par value                               7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

Heading                                                                                                    Page
-------                                                                                                    ----

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................     3

         Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003........................     4

         Statements of Operations - three and six months ended June 30, 2004 and 2003 and the period from inception of the development stage on September 19, 1983
           to June 30, 2004 (unaudited)..........................................................     6

         Statements in Changes in Stockholders' Equity (Deficit) - from inception of the
           development stage on September 19, 1983 to June 30, 2004 (unaudited)..................     7

         Statements of Cash Flows -- three and six months ended June 30, 2004 and 2003 and the period from inception of the development stage on September 19, 1983
           to June 30, 2004 (unaudited)..........................................................     9

         Notes to Financial Statements...........................................................    11

Item 2.  Management's Discussion and Analysis and Results of Operations..........................    13

Item 3.  Controls and Procedures.................................................................    16

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................    16

Item 2.  Changes in Securities and Use of Proceeds...............................................    16

Item 3.  Defaults Upon Senior Securities.........................................................    16

Item 4.  Submission of Matters to a Vote of Securities Holders...................................    16

Item 5.  Other Information.......................................................................    16

Item 6.  Exhibits and Reports on Form 8-K........................................................    17

         Signatures..............................................................................    18

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Consolidated Travel Systems, Inc. at June 30, 2004 and December 31, 2003 and the related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2004 and 2003 and the period from September 19, 1983 (date of inception of the development stage) to June 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2004 and December 31, 2003

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                     June 30,    December 31,
                                                       2004          2003
                                                     -----------   ----------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                                 $      --     $     --
                                                     -----------   ----------
  Total Current Assets                                      --           --
                                                     -----------   ----------

  TOTAL ASSETS                                       $      --     $     --
                                                     ===========   ==========









   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

                                                      June 30,    December 31,
                                                        2004           2003
                                                     ----------     ----------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                     $   8,747    $   4,203
  Accounts payable - related party                        36,129       27,896
                                                       ---------    ---------
   Total Current Liabilities                              44,876       32,099
                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: no par value;
  50,000,000 shares authorized
  7,499,480 shares issued and outstanding                 74,995       74,995
  Contributed capital                                    817,124      816,674
  Deficit accumulated prior to the development stage    (822,748)    (822,748)
  Deficit accumulated during the development stage      (114,247)    (101,020)
                                                       ---------    ---------
    Total Stockholders' Equity (Deficit)                 (44,876)     (32,099)
                                                       ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                         $    --      $    --
                                                       =========    =========






   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                    From
                             For the                        For the             Inception on
                         Three Months Ended             Six Months Ended        September 19,
                             June 30,                       June 30,             1983 through
                     --------------------------    --------------------------      June 30,
                         2004           2003           2004           2003          2004
                     -----------    -----------    -----------    -----------    -----------
REVENUES             $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and
   administrative          8,448          1,822         11,776          4,815        110,542
                     -----------    -----------    -----------    -----------    -----------

    Total Expenses         8,448          1,822         11,776          4,815        110,542
                     -----------    -----------    -----------    -----------    -----------
LOSS FROM
OPERATIONS                (8,448)        (1,882)       (11,776)        (4,815)      (110,542)
                     -----------    -----------    -----------    -----------    -----------

OTHER EXPENSES

  Interest expense          (754)          (535)        (1,451)        (1,022)        (3,705)
                     -----------    -----------    -----------    -----------    -----------

    Total Other
      Expenses              (754)          (535)        (1,451)        (1,022)        (3,705)
                     -----------    -----------    -----------    -----------    -----------

NET LOSS             $    (9,202)   $    (2,357)   $   (13,227)   $    (5,837)   $  (114,247)
                     ===========    ===========    ===========    ===========    ===========

BASIC NET LOSS
  PER SHARE          $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING          7,499,480      7,499,480      7,499,480      7,499,480
                     ===========    ===========    ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 12,1983 through June 30, 2004
                                   (Unaudited)
                                     Deficit
                                                                       Accumulated
                                                                       During the
                                        Common Stock      Contributed  Development
                                     Shares      Amount     Capital      Stage
                                   ---------   ---------   ---------   -----------
Balance at inception of
the development stage on
September 19, 1983                 1,499,480   $  14,995   $ 809,889   $(822,748)

Net loss from inception
of the development stage
on September 19, 1983 through
December 31, 1996                       --          --          --        (4,136)
                                   ---------   ---------   ---------   ---------

Balance, December 31, 1996         1,499,480      14,995     809,889    (826,884)

Issuance of common stock for
services and debt at $0.01
per share on
March 17, 1997                     6,000,000      60,000        --          --

Net Loss for the year ended
December 31, 1997                       --          --          --       (58,000)
                                   ---------   ---------   ---------   ---------
Balance, December 31, 1997         7,499,480      75,995     809,889    (884,884)

Net Loss for the year ended
December 31, 1998                       --          --          --          --
                                   ---------   ---------   ---------   ---------
Balance, December 31, 1998         7,499,480      75,995     809,889    (884,884)

Capital contributed for expenses
paid by shareholder                     --          --         1,500        --

Net Loss for the year ended
December 31, 1999                       --          --          --        (2,500)
                                   ---------   ---------   ---------   ---------
Balance, December 31, 1999         7,499,480      75,995     811,389    (887,384)

Capital contributed for
expenses paid by shareholder            --          --         1,232        --

Net loss for the year ended
December 31, 2000                       --          --          --          --
                                   ---------   ---------   ---------   ---------
Balance,
December 31, 2000                  7,499,480   $  74,995   $ 812,621   $(888,616)

                                   ---------   ---------   ---------   ---------

   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on September 19, 1983 through June 30, 2004
                                   (Unaudited)

                                                                      Accumulated
                                                                      During the
                                       Common Stock      Contributed  Development
                                    Shares      Amount     Capital      Stage
                                  ---------   ---------   ---------   -----------
Balance, December 31, 2000        7,449,480   $  74,995   $ 812,621   $(888,616)

Capital contributed for
Expenses paid by shareholder           --          --         3,513        --

Net loss for the year ended
December 31, 2001                      --          --          --       (11,336)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 2001        7,449,480      74,995     816,134    (899,952)

Net loss for the year ended
December 31, 2002                      --          --          --       (12,649)
                                  ---------   ---------   ---------   ---------
Balance December 31, 2002         7,449,480      74,995     816,134    (912,601)

Services contributed by
shareholder                            --          --           450        --

Net loss for the year ended
December 31, 2003                      --          --          --       (11,167)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 2003        7,449,480      74,995     816,674    (923,768)

Services contributed by
shareholder (unaudited)                --          --           540        --

Net loss for the six months
ended June 30, 2004 (unaudited)        --          --          --       (13,227)
                                  ---------   ---------   ---------   ---------
Balance, June 30, 2004
(unaudited)                       7,499,480   $  74,995   $ 817,124   $(936,995)
                                  =========   =========   =========   =========


Deficit accumulated prior to the development stage                    $(822,748)

Deficit accumulated during the development stage                       (114,247)
                                                                     ----------
Total accumulated deficit                                             $(936,995)
                                                                      ==========


  The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     From
                                               For the            Inception on
                                           Six Months Ended      September 19,
                                               June 30,           1983 Through
                                       ------------------------     June 30,
                                           2004          2003          2004
                                       ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                     $ (13,227)   $  (5,837)   $(114,247)
  Adjustments to reconcile net
  loss to net cash (used) by
  operating activities:
  Common stock issued for services           --           --         60,000
  Expenses paid by shareholder               --           --          8,381
  Services contributed by shareholder         450         --            990
  Changes in assets and
  liabilities:
  Increase in accounts payable              4,544        1,439        8,747
  Increase in due to shareholder            8,233        4,398       36,129
                                        ---------    ---------    ---------
  Net Cash Used in
   Operating Activities                      --           --           --
                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES         --           --           --

                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES         --           --           --
                                        ---------    ---------    ---------
NET INCREASE IN CASH                         --           --           --
                                        ---------    ---------    ---------
CASH AT BEGINNING OF PERIOD                  --           --           --
                                        ---------    ---------    ---------
CASH AT END OF PERIOD                   $    --      $    --      $    --
                                        =========    =========    =========








   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                     From
                                               For the            Inception on
                                           Six Months Ended      September 19,
                                               June 30,           1983 Through
                                       ------------------------     June 30,
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

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2004 and 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounts principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or transaction with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS

         On June 30, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), with Knobias Holdings, Inc., a privately held Delaware corporation, and KHI Acquisition, Inc., the Company's newly created wholly owned subsidiary. Subject to the terms and conditions of the Merger Agreement, at the time of the merger, KHI Acquisition will merge with and into Knobias, the separate corporate existence of KHI Acquisition will cease and the Company will be the parent corporation of Knobias. The Company will issue an aggregate of 37,968,300 shares of restricted common stock to the Knobias stockholders in exchange for 100% of the issued and outstanding shares of capital stock of Knobias, and to certain Knobias debenture holders in exchange for the conversion of those debentures to the Company's common stock. The merger is to take place immediately after the Company effects a one share for three shares reverse stock split of the then-outstanding shares of common stock. Accordingly, the shares of common stock to be issued and outstanding after the merger transaction give effect to such reverse stock split.

         The closing of the merger is subject to the satisfaction of certain conditions, including approval by the Company's stockholders of the reverse stock split and an amended and restated certificate of incorporation, completion of satisfactory due diligence, approval of the merger by the stockholders of Knobias, the filing of a definitive information statement with the Securities and Exchange Commission, the completion by Knobias of financing in the amount of at least $2 million, and other customary conditions. If the merger transaction is consummated, the directors and officers of Knobias will become the Company's new directors and officers, the Company will change its name to "Knobias, Inc.," and will become engaged in the principal business of Knobias.


Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     We are considered a development stage company with no assets, capital or material operations or income. The costs and expenses associated with the preparation and filing of this and other reports and our registration statement in 2001 have been paid for by advances from shareholders, which are evidenced on our financial statements as contributed capital and accounts payable-related parties. We believe that we will require only nominal capital to maintain our corporate viability in the near future and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we consummate the proposed acquisition of Knobias Holdings, Inc. or acquire or merge with some other operating business, there is substantial doubt about our ability to continue as a going concern unless we can secure outside financing.

     At June 30, 2004 and December 31, 2003, we had no assets and total liabilities of $44,876 and $32,099, respectively. Liabilities at June 30, 2004 included accounts payable of $8,747, consisting primarily of professional fees, and $36,129 payable to a stockholder.

     We did not have any revenues during the quarter or six-month period ended June 30, 2004 and there can be no assurance that we will realize revenues in the future unless the proposed merger transaction is finalized. Total expenses for the second quarter and first six months of 2004 were $8,448 and $11,776, respectively, compared to $1,822 and $4,815 for the respective corresponding
2003 periods. Expenses during the first six months of 2004 were primarily for professional fees. Our net loss for the second quarter and first six months of 2004 was $9,202 and $13,227, compared with a net loss of $2,357 and $5,837 for the respective corresponding periods of 2003.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Recent Developments

     On June 30, 2004, we entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), with Knobias Holdings, Inc., a privately held Delaware corporation, and KHI Acquisition, Inc., our newly created wholly owned subsidiary. Subject to the terms and conditions of the Merger Agreement, at the time of the merger, KHI Acquisition will merge with and into Knobias, the separate corporate existence of KHI Acquisition will cease and we will be the parent corporation of Knobias. We will issue an aggregate of 37,968,300 shares of restricted common stock to the Knobias stockholders in exchange for 100% of the issued and outstanding shares of capital stock of Knobias, and to certain Knobias debenture holders in exchange for the conversion of those debentures to our common stock. The merger is to take place immediately after we have effected a one share for three shares reverse stock split of the then-outstanding shares of common stock. Accordingly, the shares of common stock to be issued and outstanding after the merger transaction give effect to such reverse stock split.

     The closing of the merger is subject to the satisfaction of certain conditions, including approval by our stockholders of the reverse stock split and an amended and restated certificate of incorporation, completion of satisfactory due diligence, approval of the merger by the stockholders of Knobias, the filing of a definitive information statement with the Securities and Exchange Commission, the completion by Knobias of financing in the amount of at least $2 million, and other customary conditions. If the merger transaction is consummated, the directors and officers of Knobias will become our new directors and officers, we will change our name to "Knobias, Inc.," and we will become engaged in the principal business of Knobias.

     Knobias is a financial information services provider that has developed financial databases, information systems, tools and products following over 14,000 U.S. equities. Primarily through its wholly owned subsidiary, Knobias.com, LLC, Knobias markets its products to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors. Knobias offers a range of financial information products from multiple Knobias and third party databases via a single, integrated internet based platform. Knobias is capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

     Knobias' principal executive offices are located at 875 Northpark Drive, Ridgeland, MS 39157, and its telephone number is (601) 978-3399. Information about Knobias and its products and services can be found at www.knobias.com, and additional information can be found in our definitive information statement dated August 6, 2004, which has been filed with the Securities and Exchange Commission, and which is incorporated by reference herein.

     In connection with the execution of the Merger Agreement, we and Knobias have entered into an agreement with Duncan Capital Group, LLC, pursuant to which Duncan Capital has agreed to contribute to Knobias all of Duncan's interest in the Duncan-Knobias joint venture, Kollage, LLC, in exchange for shares of our common stock. In addition, our stockholders who currently own approximately 83% of our outstanding common stock have entered into agreements with Knobias pursuant to which they have agreed to vote in favor of certain matters related to the transaction.

     On July 19, 2004, our board of directors voted unanimously to authorize and recommend that in connection with the merger, our stockholders approve an amendment and restatement of our certificate of incorporation, a new stock incentive plan, and the ratification of a new registered public accounting firm. These matters are described in more detail in our definitive information statement dated August 6, 2004, which has been filed with the Securities and Exchange Commission, and which is incorporated by reference herein.

Plan of Operation

     It is anticipated that, in connection with the merger transaction, we will obtain equity financing of not less than $2 million. The execution of a definitive agreement providing for such financing, to be completed at the time of the merger, is a condition to Knobias' obligation to complete the merger transaction; however, as of the date hereof, we have no commitments, agreements or understandings regarding such financing and we may be unable to obtain such financing on satisfactory terms or at all. We expect that in connection with such financing, we will issue equity securities, which may contain liquidation preferences, conversion rights or redemption rights, and accordingly, may contain rights, preferences or privileges more favorable to the purchasers than those of the shares of our common stock to be issued and outstanding after the merger. The proceeds from such equity financing will be used to repay certain indebtedness of Knobias, pay certain fees and other transaction-related expenses, and for working capital and general corporate purposes.

     At the closing of the merger transaction, Knobias is to cause $400,000 to be deposited into the trust account of our counsel for our account. We are obligated under the Merger Agreement to use such funds, or any other available cash, to satisfy and discharge all of the liabilities and expenses set forth on our most recent balance sheet and to pay the balance to Williams Investment Company for its services in negotiating and finalizing the merger transaction. All costs and expenses in connection with the merger will be paid by the party incurring these costs and expenses. We have agreed to pay all expenses related to the preparation, printing and mailing of the information statement and all related filing and other fees paid to the Securities and Exchange Commission in connection with the merger. We estimate that the total costs and expenses that we will pay in connection with the merger will be approximately $25,000, which consists of legal and professional fees, printing and mailing costs, filing fees and other miscellaneous expenses. Knobias will pay all costs and expenses it incurs in connection with the merger and will also pay all cost and expenses related to the proposed financing

     We believe that the existing capital resources of Knobias, projected cash generated from Knobias' operations and net proceeds from the financing to be obtained at the time of the closing of the merger will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     In the event that the transactions contemplated by the Merger Agreement are not consummated, we intend to continue to seek out and investigate possible business opportunities for the purpose of acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

     Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds.

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

     We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management believes that it will be able to operate in this manner and to continue its search for business opportunities during the next 12 months, if the transactions contemplated by the Merger Agreement are not consummated. Management further believes that we will not have to make any equipment purchases in the immediate future.

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

     o   our ability to consummate the proposed merger with Knobias;

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

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 2.1* Agreement and Plan of Reorganization among Knobias Holdings, Inc., Consolidated Travel Systems, Inc. and KHI Acquisition, Inc., dated June 30, 2004.

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit           32.1  Certification  of C.E.O.  Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         --------------
              * Incorporated by reference to Current Report on Form 8-K, filed July 14, 2004.


     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended June 30, 2004. On July 14, 2004, we filed a Form 8-K reporting under Item 5 the execution of the Agreement and Plan of Reorganization with Knobias Holdings, Inc. and KHI Acquisition, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONSOLIDATED TRAVEL SYSTEMS,  INC.


Date:  August 18, 2004              By:  /S/   Geoff Williams
                                       -----------------------------------------
                                        Geoff Williams
                                        President, C.E.O. and Director



Date:  August 18, 2004              By:    /S/ J. Rockwell Smith
                                        ----------------------------------------
                                        J. Rockwell Smith
                                        Vice President and Director
                                        (Principal Accounting Officer)