Form 10QSB
period 2004-09-30
CONSOLIDATED TRAVEL SYSTEMS INC      /DE
filed 2004-11-15
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of September 30, 2004
----------------------------               ------------------------------------
Common Stock, $.01 par value                           7,499,480

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]


                                TABLE OF CONTENTS

Heading                                                                                              Page
-------                                                                                              ----

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................       3

         Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003...................       4

         Statements of Operations - three and nine months ended September 30, 2004 and 2003 and the period from inception of the development stage on September 19, 1983
           to September 30, 2004 (unaudited).....................................................       5

         Statements in Changes in Stockholders' Equity (Deficit) - from inception of the
           development stage on September 19, 1983 to September 30, 2004 (unaudited).............       6

         Statements of Cash Flows -- three and nine months ended September 30, 2004 and 2003 and the period from inception of the development stage on September 19, 1983
           to September 30, 2004 (unaudited).....................................................       8

         Notes to Financial Statements...........................................................       9

Item 2.  Management's Discussion and Analysis and Results of Operations..........................      11

Item 3.  Controls and Procedures.................................................................      14

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................      14

Item 2.  Changes in Securities and Use of Proceeds...............................................      14

Item 3.  Defaults Upon Senior Securities.........................................................      14

Item 4.  Submission of Matters to a Vote of Securities Holders...................................      14

Item 5.  Other Information.......................................................................      14

Item 6.  Exhibits and Reports on Form 8-K........................................................      15

         Signatures..............................................................................      16

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Consolidated Travel Systems, Inc. at September 30, 2004 and December 31, 2003 and the related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2004 and 2003 and the period from September 19, 1983 (date of inception of the development stage) to September 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003



                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


ASSETS
------

                                                             September 30,  December 31,
                                                                 2004          2003
                                                             ------------   ----------
                                                             (Unaudited)

CURRENT ASSETS
      Cash                                                   $      --      $      --
                                                             -----------    -----------

             Total Current Assets                                   --             --
                                                             -----------    -----------

             TOTAL ASSETS                                    $      --      $      --
                                                             ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


      Accounts payable                                       $    13,764    $     4,203
      Due to stockholder                                          40,130         27,896
                                                             -----------    -----------

             Total Current Liabilities                            53,894         32,099
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 20,000,000 shares authorized,
        at $0.01 par value, 7,499,480 shares issued
        and outstanding, respectively                             74,995         74,995
      Additional paid-in capital                                 817,124        816,674
      Deficit accumulated prior to the development stage        (822,748)      (822,748)
      Deficit accumulated during the development stage          (123,265)      (101,020)
                                                             -----------    -----------

             Total Stockholders' Equity (Deficit)                (53,894)       (32,099)
                                                             -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                              $      --      $      --
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                                                                                  From
                                                                                              Inception of the
                                                                                               Development
                                                                                                 Stage on
                                          For the Three                 For the Nine           September 19,
                                          Months Ended                  Months Ended           1983 Through
                                          September 30,                 September 30,          September 30,
                                   -----------    -----------    -----------    -----------    ------------
                                      2004            2003           2004           2003          2004
                                   -----------    -----------    -----------    -----------    -----------
REVENUES                           $      --      $      --      $      --      $      --      $      --

EXPENSES

      General and Administrative         8,336          2,045         20,112          6,860        118,878
                                   -----------    -----------    -----------    -----------    -----------

            Total Expenses               8,336          2,045         20,112          6,860        118,878
                                   -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (8,336)        (2,045)       (20,112)        (6,860)      (118,878)
                                   -----------    -----------    -----------    -----------    -----------

OTHER EXPENSES

      Interest Expense                    (682)          (590)        (2,133)        (1,612)        (4,387)
                                   -----------    -----------    -----------    -----------    -----------

            Total Other Expenses          (682)          (590)        (2,133)        (1,612)        (4,387)
                                   -----------    -----------    -----------    -----------    -----------

NET LOSS                           $    (9,018)   $    (2,635)   $   (22,245)   $    (8,472)   $  (123,265)
                                   ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE               $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              7,499,480      7,499,480      7,499,480      7,499,480
                                   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
             Statement of Stockholders' Equity (Deficit) (continued)



                                                                         Deficit
                                                                       Accumulated
                                        Common Stock        Additional  During the
                                   ---------------------    Paid-In    Development
                                     Shares      Amount     Capital      Stage
                                   ---------   ---------   ---------   ---------
Balance at inception of the
  development stage on
  September 19, 1983               1,499,480   $  14,995   $ 809,889   $(822,748)

Net loss from the inception
  of the development stage on
  September 19, 1983 through
  December 31, 1997                     --          --          --        (4,136)
                                   ---------   ---------   ---------   ---------

Balance, December 31, 1997         1,499,480      14,995     809,889    (826,884)

Issuance of common stock
  for services and debt at $0.01
  per share on March 17, 1997      6,000,000      60,000        --          --

Net loss for the year ended
  December 31, 1997                     --          --          --       (58,000)
                                   ---------   ---------   ---------   ---------

Balance, December 31, 1998         7,499,480      74,995     809,889    (884,884)

Net loss for the year ended
  December 31, 1998                     --          --          --          --
                                   ---------   ---------   ---------   ---------

Balance, December 31, 1999         7,499,480      74,995     809,889    (884,884)

Capital contributed for
  expenses paid by shareholder          --          --         1,500        --

Net loss for the year ended
  December 31, 1999                     --          --          --        (2,500)
                                   ---------   ---------   ---------   ---------

Balance, December 31, 1999         7,499,480      74,995     811,389    (887,384)

Capital contributed for
  expenses paid by shareholder          --          --         1,232        --

Net loss for the year ended
  December 31, 2000                     --          --          --        (1,232)
                                   ---------   ---------   ---------   ---------

Balance, December 31, 2000         7,499,480   $  74,995   $ 812,621   $(888,616)
                                   ---------   ---------   ---------   ---------

   The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
             Statement of Stockholders' Equity (Deficit) (continued)




                                                                         Deficit
                                                                       Accumulated
                                        Common Stock        Additional  During the
                                   ---------------------    Paid-In    Development
                                     Shares      Amount     Capital      Stage
                                   ---------   ---------   ---------   ---------

Balance, December 31, 2000       7,499,480   $  74,995   $ 812,621   $(888,616)

Capital contributed for
  expenses paid by shareholder        --          --         3,513        --

Net loss for the year ended
  December 31, 2001                   --          --          --       (11,336)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 2001       7,499,480      74,995     816,134    (899,952)

Net loss for the year ended
  December 31, 2002                   --          --          --       (12,649)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 2002       7,499,480      74,995     816,134    (912,601)

Services contributed by
  shareholder                         --          --           540        --

Net loss for the year ended
  December 31, 2003                   --          --          --       (11,167)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 2003       7,499,480      74,995     816,674    (923,768)

Services contributed by
  shareholder (unaudited)             --          --           450        --

Net loss for the nine months
  ended September 30, 2004
  (unaudited)                         --          --          --       (22,245)
                                 ---------   ---------   ---------   ---------

Balance, September 30, 2004
  (unaudited)                    7,499,480   $  74,995   $ 817,124   $(946,013)
                                 =========   =========   =========   =========


Deficit accumulated prior to the development stage                   $(822,748)

Deficit accumulated during the development stage                      (123,265)
                                                                     ----------

Total accumulated deficit                                            $ 946,013)
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows



                                                                                    From
                                                                               Inception of the
                                                                               Development Stage
                                                              For the Nine       September 19,
                                                              Months Ended       1983 Through
                                                              September 30,      September 30,
                                                        ------------ ---------    ---------
                                                           2004        2003         2004
                                                        ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $ (22,245)   $  (8,472)   $(123,265)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Common stock issued for services                  --           --         60,000
           Expenses paid by shareholder                      --           --          8,381
           Services contributed by shareholder                450         --            990
     Changes in operating assets and liabilities
           Increase in accounts payable                     9,561        1,970       13,764
           Increase in due to shareholder                  12,234        6,502       40,130
                                                        ---------    ---------    ---------

                Net Cash Used by Operating Activities        --           --           --
                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         --           --           --
                                                        ---------    ---------    ---------

CASH FLOWS FROM FINIANCING ACTIVITIES                        --           --           --
                                                        ---------    ---------    ---------

           NET DECREASE IN CASH                              --           --           --

           CASH AT BEGINNING OF PERIOD                       --           --           --
                                                        ---------    ---------    ---------

           CASH AT END OF PERIOD                        $    --      $    --      $    --
                                                        =========    =========    =========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

           Interest                                     $    --      $    --      $    --
           Income Taxes                                 $    --      $    --      $    --

     NON-CASH FINANCING ACTIVITIES

           Common stock issued for services             $    --      $    --      $  60,000


   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED TRAVEL SYSTEMS, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and 2003, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other business combination with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - SIGNIFICANT EVENTS

On June 30, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Knobias Holdings, Inc., a privately held Delaware corporation ("Knobias"), and KHI Acquisition, Inc., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, the Company will be acquired in a reverse acquisition by Knobias. As a result of the merger transaction, the directors and officers of Knobias will become directors and officers of the Company, the Company will change its name to
"Knobias, Inc.," and it is expected that the Company's trading symbol will be changed to better reflect the new name. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Knobias with Knobias emerging as the surviving corporation and a wholly owned subsidiary of the Company. The pre-reverse acquisition stockholders of the Company will retain approximately 5% of the Company's stock expected to be outstanding after the merger, after giving effect to a one for three reverse stock split, to be effected by the Company immediately prior to the merger. The closing of the merger is subject to the satisfaction of certain conditions, including approval by the Company's stockholders of the reverse stock split and an amended and restated certificate of incorporation, completion of satisfactory due diligence, approval of the merger by the stockholders of Knobias, the filing by the Company of a definitive information statement with the Securities and Exchange Commission, the completion by Knobias of financing in the amount of at least $2 million, and other customary conditions. In connection with the execution of the Merger Agreement, Knobias and the Company also entered into an agreement with Duncan Capital Group, LLC, pursuant to which Duncan Capital has agreed to contribute to Knobias all of Duncan's interest in the Duncan-Knobias joint venture, Kollage, LLC, in exchange for common stock of the Company. In addition, stockholders of the Company who currently own approximately 83% of the outstanding common stock of the Company have entered into agreements with Knobias pursuant to which they have agreed to vote in favor of certain matters related to the transaction. The conditions of closing the transaction have not yet been completed. Accordingly, the effects of this reorganization have not been implemented or reflected in the Company's financial statements.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     We are considered a development stage company with no assets, capital, material operations or income. Costs and expenses associated with the preparation and filing of this and other periodic and annual reports and our registration statement in 2001 have been paid for by advances from stockholders, which are evidenced on our financial statements as contributed capital and accounts due to stockholders.

     We have entered into an agreement to acquire Knobias Holdings, Inc. Until the acquisition if finalized, we believe that we will require only nominal capital to maintain our corporate viability. Necessary funds will most likely be provided by our directors and/or stockholders in the immediate future. However, unless we consummate the proposed acquisition of Knobias or acquire or merge with some other operating business, there is substantial doubt about our ability to continue as a going concern unless we can secure outside financing.

     At September 30, 2004 and December 31, 2003, we had no assets and total liabilities of $53,894 and $32,099, respectively. Liabilities at September 30, 2004 included accounts payable of $13,764, primarily for professional fees, and $40,130 payable to a stockholder.

     We did not have any revenues during the quarter or nine month period ended September 30, 2004 and there can be no assurance that we will realize revenues in the future unless the proposed merger transaction is finalized. Total expenses for the third quarter and first nine months of 2004 were $8,336 and $20,112, respectively, compared to $2,045 and $6,860 for the respective corresponding 2003 periods. Expenses during the first nine months of 2004 were primarily for professional fees. Our net loss for the third quarter and first nine months of 2004 was $9,018 and $22,245, compared with a net loss of $2,635 and $8,472 for the respective corresponding periods of 2003.

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

     The closing of the merger is subject to the satisfaction of certain conditions, including the completion an initial financing by Knobias, and other customary conditions. Initially, Knobias was to secure at least $2 million in financing as a condition to closing the merger. However, by mutual agreement among the parties, only $1.150 million will be required for closing. We currently expect the closing to take place during November 2004.

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

     Knobias' principal executive offices are located at 875 Northpark Drive, Ridgeland, MS 39157, and its telephone number is (601) 978-3399. Information about Knobias and its products and services can be found at www.knobias.com, and additional information can be found in our definitive information statement dated August 6, 2004, which has been filed with the SEC, and which is incorporated by reference herein.

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

     On July 19, 2004, our board of directors voted unanimously to authorize and recommend that in connection with the merger, our stockholders approve an amendment and restatement of our certificate of incorporation, a new stock incentive plan, and the ratification of a new registered public accounting firm. Our controlling stockholders have taken action to approve such matters. These matters are described in more detail in our definitive information statement dated August 6, 2004, which has been filed with the SEC, and which is incorporated by reference herein.

Plan of Operation

     It is anticipated that, in connection with the merger transaction, we will obtain equity financing of not less than $1.15 million. The execution of a definitive agreement providing for such financing, to be completed at the time of the merger, is a condition to Knobias' obligation to complete the merger transaction. We expect that in connection with such financing, we will issue equity securities, which may contain liquidation preferences, conversion rights or redemption rights, and accordingly, may contain rights, preferences or privileges more favorable to the purchasers than those of the shares of our common stock to be issued and outstanding after the merger. The proceeds from such equity financing will be used to repay certain indebtedness of Knobias, pay certain fees and other transaction-related expenses, and for working capital and general corporate purposes.

                                      -12

     At the closing of the merger transaction, Knobias is to cause $400,000 to be deposited into the trust account of our counsel for our account. We are obligated under the merger agreement to use such funds, or any other available cash, to satisfy and discharge all of the liabilities and expenses set forth on our most recent balance sheet and to pay the balance to Williams Investment Company for its services in negotiating and finalizing the merger transaction. All costs and expenses in connection with the merger will be paid by the party incurring these costs and expenses. We have agreed to pay all expenses related to the preparation, printing and mailing of the information statement and all related filing and other fees paid to the SEC in connection with the merger. We estimate that the total costs and expenses that we will pay in connection with the merger will be approximately $25,000, which consists of legal and professional fees, printing and mailing costs, filing fees and other miscellaneous expenses. Knobias will pay all costs and expenses it incurs in connection with the merger and will also pay all cost and expenses related to the proposed financing

     We believe that the existing capital resources of Knobias, projected cash generated from Knobias' operations and net proceeds from the financing to be obtained at the time of the closing of the merger will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o    our ability to consummate the proposed merger with Knobias;;
         o    to meet our cash and working capital needs;
         o our ability to maintain our corporate existence as a viable entity; and
         o    other risks detailed in our periodic report filings with the SEC.

e cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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


                                            CONSOLIDATED TRAVEL SYSTEMS,  INC.


Date:  November 15, 2004                   By:  /S/   Geoff Williams
                                               ---------------------------------
                                               Geoff Williams
                                               President, C.E.O. and Director



Date:  November 15, 2004                   By:   /S/ J. Rockwell Smith
                                               ---------------------------------
                                               J. Rockwell Smit
                                               Vice President and Director
                                               (Principal Accounting Officer)