Form 10KSB
period 2004-12-31
KNOBIAS, INC.
filed 2005-04-15
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                        Commission file number 000-33315

                                  KNOBIAS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-3968990
                 --------                                    ----------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


875 Northpark Drive, Building 2, Suite 500
Ridgeland, Mississippi                                           39157
----------------------                                           -----
(Address of principal executive offices)                       (zip code)

                    Issuer's Telephone Number: (601) 978-3399

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title if Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      As of April 13, 2005 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $25,096,797.69, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

      The number of shares of Common Stock, $0.01 par value, outstanding on April 13, 2005, was 50,666,505 shares, held by approximately 536 stockholders.

      The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $1,972,388.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  KNOBIAS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I                                                                                                               Page
                                                                                                                     ----
      Item  1.    Business.........................................................................................    1
      Item  2.    Properties.......................................................................................    4
      Item  3.    Legal Proceedings................................................................................    4
      Item  4.    Submission of Matters to a Vote of Security Holders..............................................    4

PART II
      Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters............................    5
      Item  6.    Management's Discussion and Analysis of Financial Condition and Results Of Operations............   12
      Item  7.    Financial Statements.............................................................................   22
      Item  8.    Changes in and Disagreements with Accountants on Auditing and Financial Disclosure..............    23
      Item 8A.    Controls and Procedures..........................................................................   23
      Item 8B.    Other Information................................................................................   23

PART III
      Item  9.    Directors and Executive Officers of the Registrant...............................................   24
      Item 10.    Executive Compensation...........................................................................   28
      Item 11.    Security Ownership of Certain Beneficial Owners and Management...................................   33
      Item 12.    Certain Relationships and Related Transactions...................................................   35

PART IV
      Item 13.    Exhibits.........................................................................................   36
      Item 14.    Principal Accountant Fees and Services .... .....................................................   38

      Signatures...................................................................................................   40

      This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis and Results of Operation" under
Item 6.

      In this form 10-KSB references to "KNOBIAS", "the Company", "we," "us," and "our" refer to KNOBIAS, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND

      We are a financial information services provider that has developed financial databases, information systems, tools and products following over 14,000 U.S. equities. Primarily through our wholly owned subsidiary, Knobias.com, LLC, we market our products to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

      We offer a range of financial information products from multiple Knobias and third party databases via a single, integrated internet based platform. Knobias is uniquely capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

      Our company originally was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Until the Merger we had no assets and have had no revenues for several years, and we were actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Knobias, formerly known as pennyPI.com, Inc., was originally organized as a Mississippi limited liability company in September 1998, and was reorganized as a Delaware corporation in March 2000. Knobias.com, LLC is a wholly owned subsidiary of Knobias and continues in existence for the further development and operation of its Internet web site relating to the provision of information regarding publicly traded companies.

      Our principal executive offices are located at 875 Northpark Drive, Ridgeland, MS 39157, and our telephone number is (601) 978-3399.

STRATEGY

      We utilize a multi-level strategy to generate revenues. Our initial strategy involves the collection and integration of comprehensive, broad-based financial information products that appeal to all market participants. Cost-effective, yet broad-based, services help us generate subscription revenues across all levels of market participants while allowing those customers to consolidate less comprehensive vendors.

      Another strategy involves the deployment of more focused, niche-based financial information products that appeal to concentrated and more valuable market segments. Utilizing customer relationships, Knobias intends to increase revenue growth through more specialized products.

      Knobias currently targets businesses worldwide as our products are attractive to investors, analysts, brokers or advisers interested in the U.S. equities markets. Our current customers and potential markets may include the following:

      o     Retail brokers;
      o     Institutional brokers;
      o     Wholesale trading firms;

      o     Investment banks and other financial institutions;
      o     Research analysts;
      o     Investment advisors and portfolio managers;
      o     Buy side traders;
      o     Hedge funds;
      o     Trust and pension funds;
      o     Securities attorneys;
      o     Public companies;
      o     Corporate intranets;
      o     Investor relations and PR firms;
      o     Financial executives;
      o     U.S. exchanges and ECNs;
      o     Financial websites;
      o     Web portals;
      o     Individual investors;
      o     Day traders and semi-professional traders;
      o     Financial planners and private client groups; and
      o     Content publishers.

PRODUCTS

      Knobias generates revenues primarily through the sale of content access and distribution. Knobias subscription and pay-per-view products are primarily web-based and are accessed via the Internet by our customers. Knobias also generates revenues via co-branding, web hosting services, issuer services, data distribution and redistribution agreements. Knobias content and services include the following:

Knobias Fundamentals.

      Knobias maintains a comprehensive database of fundamental research information covering over 14,000 U.S. equities. This database is comprised of proprietary data and information from third party vendors. Data sections include stock quotes, stock charts, company profiles, company and market news, company events, analysts ratings, short interest data, technical analysis, historical quotes, income statements, balance sheets, cash flow statements, financial ratios, revenue and earnings consensus estimates, analysts opinions, historical earnings surprises, insider transactions, institutional holdings, mutual fund holdings, historical timelines and company reports.

Knobias RaiDAR.

      Knobias has developed customizable, real-time news and alerting applications that combine news items from over 80 sources, SEC filings and proprietary stories from our own real-time news desk. All items are delivered to the user in real-time and are tagged with hundreds of relevant subject codes. Each item is color coded by major subject group for quick user identification. Users can filter real-time items by a number of criteria including subject, portfolio and marketplace.

KNO-Zone.

      The KNO-Zone product provides customers with a proprietary view of the most important stock and market related content in real-time. Produced by our own staff of editors, the KNO-Zone application delivers a more focused view of the most important events driving each day's market.

Knobias Calendars.

      Knobias maintains a complete set of stock and market related calendars driven completely by proprietary data collected by Knobias staff. The calendar products include a market planner, earnings, conference calls, shareholder meetings, stock splits, stock dividends, media events, company presentations and industry conferences.

Knobias Tools and Analytics.

      Knobias provides its customers with a number of miscellaneous tools for screening, filtering and analysis such as the Morning Call portfolio summary, most actives, stock screeners, technical alerts, EDGAR tools, holder searches and news filtering.

Knobias Morning+PLUS.

      Morning+PLUS is one of our flagship specialty products. It provides customers with over 30 modules of content for the design of their own custom intraday report. A majority of the content modules are filtered by the user's own portfolio list allowing for an extremely focused morning briefing. Each of the 30 modules is optional and includes broad content.

CoBranding and Data Services.

      Knobias derives a portion of its revenues by provisioning financial data out to customers through website development and hosting as well as through direct data feeds and distribution agreements. Potential customers include financial websites, trading platforms, public company websites, content publishers, etc.

Knobias Issuer Services.

      In early 2004, Knobias began to specialize in providing certain corporate services to public companies, particularly small and micro cap issuers. Knobias provides public issuers and their investor relations professionals with website and data hosting, press release distribution, market awareness programs and conference call hosting.

pipeTrac.

      pipeTrac is the newest member of the Knobias product family, focusing on the Private Investment in Public Equities markets. The Company feels that pipeTrac is the leading tool for any market participant that has a stake in the PIPE space.

      pipeTrac adds value in three major ways:

      o pipeTrac is the only product that delivers information on PIPE transactions in real-time, including registration effectiveness.

      o pipeTrac also allows powerful querying capabilities for deals and players in this burgeoning space.

      o pipeTRac is the only product that includes current contact information for investors, advisors, agents and issuers.

COMPETITION

      Due to our diverse product lines, we perceive competition on a number of different levels. On a broad-based information level, we believe competition is limited to a small group of companies, most of which are substantially larger than we are and have access to significant amounts of capital. On a product-by-product level, we perceive competition from a number of small competitors, only a few of which have the diverse product lines of Knobias.

Broad-Based Financial Platforms.

      We believe there are a limited number of companies that provide comprehensive, broad-based financial information platforms to the professional equities space. Most companies in this group however are substantially larger than we are and have access to significant amounts of capital. The major competitors in this space are Bloomberg, FactSet Research Systems, Inc., Reuters, and Thomson Financial. Many of these competitors provide real-time quotes, market data and analytics which are not currently a part of our product offerings. Many of these competitors also provide coverage on international securities, treasuries and corporate bonds which coverage also is not currently part of our product offerings. We believe we are able to compete for customers interested in U.S. equity information due to our low cost and ease of use advantages.

Proprietary News and Commentary.

      There are a number of companies that produce proprietary stock market news and commentary daily including many of those also providing broad-based financial information. Many of the major players such as Bloomberg, Dow Jones, and Reuters are substantially larger than we are and have access to significant amounts of capital. Other competitors in this space are smaller companies with focused services that do not include broad-based product lines such as Briefing.com, theFlyontheWall.com and StreetAccount.com. Most of these smaller competitors focus on the "upper percentage" of U.S. equities and do not provide coverage on all U.S. equities as does Knobias.

Niche-Based Financial Information Products.

      There are many competitors firmly entrenched in a variety of focused, niche-based information products. Few of these competitors provide information services beyond their designated niches. Our Morning+PLUS product competes with many financial newsletters produced daily as well as daily notes produce by many large brokers, investment banks and research firms. We believe our Morning+PLUS advantage lies in our technology, customization and delivery. Our new pipe|TRAC product competes with long time players such as Sagient Research (formerly PlacementTracker.com) and PrivateRaise.com. We believe our products can be competitive in this space due to our integration with other Knobias product lines not offered by these competitors.

Issuer and Corporate Services.

      There are many competitors that provide public companies with a variety of services to assist their investor and public relation efforts. Larger competitors in this space such as BusinessWire, Computershare, PR Newswire and Thomson have a significant market share of the more established mid and large cap companies. Many of the major stock exchanges such as Nasdaq and NYSE also provide certain issuer services to their listed companies. It is our intent to focus initially on providing small and micro cap issuers with similar, less expensive services. There does exist, however, a large, but fragmented group of smaller competitors that serve small cap companies. We see our advantage in this space being our distribution capabilities and trusted brand name.

Employees

      As of December 28, 2004, we had 41 full-time employees, including three in management, three in administration, four in sales, three in information systems/technology and 30 in research. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our offices are located in leased facilities at Building 2, Suite 500, 875 North Park Drive, Ridgeland, Mississippi 39157. The 7,576 square-foot facility includes offices and computer equipment and maintenance areas. The monthly rent for our office space is $7,576. We also lease residential property in Jersey City, New Jersey, for a monthly rent of approximately $2,300, in order to provide accommodations for our officers and employees who travel frequently to the New York area. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Zacks Investment Research, Inc. v. Knobias.com, LLC,
Circuit Court of Cook County, Illinois

      On January 20, 2005, Zacks Investment Research, Inc., ("Zacks"), filed suit against Knobias.com, LLC, ("Knobias.com"), for breach of contract. The complaint alleged that Knobias.com entered into a contract with Zacks in April of 2003 pursuant to which Knobias.com agreed to purchase research information. The contract called for monthly payments according to a schedule. Zacks' complaint alleged that Knobias.com breached the contract by failing to pay Zacks the monthly payments as set forth in the schedule to the contract.

      Although Knobias.com did sign an agreement with Zacks, it soon became apparent that the information Zacks offered did not contain the data elements Knobias.com needed. Knobias.com informed Zacks that its information was insufficient and the contract needed to be revised to address this issue. Zacks refused to do so. Thus, Knobias.com never used Zacks' data. On April 12, 2005, the parties agreed to a settlement of all claims which required Knobias.com to pay Zacks $5,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the NASD Over-The-Counter Bulletin Board under the symbol "KNBS." Between January 5, 2004, when our stock was accepted for quotation on the Over-The-Counter Bulletin Board, and November 16, 2004, our stock traded under the symbol "COVSA". The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                      High($)          Low ($)
                                      ------           -------

  2004
  First Quarter (1)                    0.05            0.05
  Second Quarter                       0.09            0.06
  Third Quarter                        0.30            0.04
  Fourth Quarter (2)                   3.00            0.30

  2005
  First Quarter                        1.00            0.75
  Second Quarter (3)                   1.11            0.72

(1)   Our stock first traded on February 3, 2004.
(2)   Reflects a 1:3 reverse stock split on November 17, 2004.
(3)   As of April 13, 2005.

DESCRIPTION OF SECURITIES

      The following description of our capital stock is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation, with amendments, all of which have been filed as exhibits to our registration statement of which this prospectus is a part.

      Our authorized capital stock consists of 100,000,000 shares, including:

      o 95,000,000 shares of common stock, $0.01 par value per share, of which 53,166,331 shares are currently issued and outstanding; and

      o 5,000,000 shares of preferred stock, $0.01 par value per share, of which 2,000,000 shares have been designated as Series A Convertible Preferred Stock, and of which 958,333 shares are currently issued or outstanding.

COMMON STOCK

      Holders of common stock are entitled to one vote per share with respect to each matter submitted to a vote of the stockholders, subject to voting rights that may be established for shares of preferred stock, if any. Except as may be provided in connection with such preferred stock or as otherwise may be required by law, the common stock is the only capital stock entitled to vote in the election of directors. The common stock does not have cumulative voting rights.

      Subject to the rights of holders of preferred stock, if any, holders of common stock are entitled to receive dividends and distributions lawfully declared by the board of directors. If we liquidate, dissolve, or wind up our business, whether voluntarily or involuntarily, holders of common stock will be entitled to receive any assets available for distribution to stockholders after we have paid or set apart for payment the amounts necessary to satisfy any preferential or participating rights to which the holders of each outstanding series of preferred stock are entitled by the express terms of such series of preferred stock.

      The outstanding shares of common stock are paid and nonassessable. The common stock does not have any preemptive, subscription or conversion rights. We may issue additional shares of authorized common stock as it is authorized by our board of directors from time to time, without stockholder approval.

PREFERRED STOCK

      Our board of directors is authorized to provide for the issuance of shares of preferred stock in multiple series without the approval of stockholders. With respect to each series of preferred stock, the board of directors has the authority to fix the following terms:

      o     the designation of the series;

      o     the number of shares within the series;

      o whether dividends are cumulative and, if cumulative, the dates from which dividends are cumulative;

      o the rate of any dividends, any conditions upon which dividends are payable, and the dates of payment of dividends;

      o whether the shares are redeemable, the redemption price and the terms of redemption;

      o     the amount payable for each share if we dissolve or liquidate;

      o whether the shares are convertible or exchangeable, the price or rate of conversion or exchange, and the applicable terms and conditions;

      o any restrictions on issuance of shares in the same series or any other series;

      o     voting rights applicable to the series of preferred stock; and

      o     any other rights, preferences or limitations of such series.

      Rights with respect to shares of preferred stock will be subordinate to the rights of our general creditors. Shares of preferred stock that we issue will be fully paid and nonassessable, and will not be entitled to preemptive rights unless specified otherwise.

Series A Convertible Preferred Stock

      Simultaneously with the closing of the Merger transaction, we issued 958,333 shares of Series A Convertible Preferred Stock to four institutional investors at a price of $1.20 per share, in a transaction exempt from the registration requirements of the federal securities laws. The following is a description of the terms and conditions of the Series A Preferred Stock.

      The Series A Preferred Stock will rank senior to the common stock and may rank junior to equity securities issued in the future.

      Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to us or are themselves customers of ours, will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by us from each referred customer and from the holder itself for (i) access to our internet-based financial services platform and (ii) execution of customer securities transactions.

      Upon an acquisition or liquidation of us, each holder of Series A Preferred Stock will receive an amount equal to the purchase price for each share held plus any cumulative dividends and any declared but unpaid noncumulative dividends in preference to any distribution to the holders of common stock. After the payment of the preference amount to the holders of Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of common and Series A Preferred Stock on an "as converted" basis. An "acquisition" includes a Merger, consolidation, or sale of all or substantially all of our assets in any transaction or series of related transactions in which our stockholders do not own 50% of the voting power of the surviving corporation.

      Each share of Series A Preferred Stock may be converted at any time at the option of the holder into two shares of common stock, subject to adjustment as provided below. In addition, in the event that (i) our pre-tax net income for the three month period ending December 31, 2005, calculated on an annualized basis, is less than $2,000,000, or (ii) the average closing price of our common stock for the month of December 2005 is less than $1.00 per share, then each share of the Series A Preferred Stock may be converted, at the option of the holder, into four (4) shares of common stock.

      The conversion ratio of the Series A Preferred Stock will be subject to a weighted average adjustment if we issue additional equity securities at a price less than the then-applicable conversion price. No adjustment will be made for shares issuable upon the exercise of currently outstanding securities (including options and warrants), the issuance or exercise of options for common stock that may be issued pursuant to the Stock Incentive Plan, or shares issued to banks or other institutional lenders. The conversion price initially will equal the purchase price. The conversion price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

      The holders of Series A Preferred Stock and common stock will vote together and not as a separate class, except as required by law. The Series A Preferred Stock will have such number of votes as is equal to the number of shares of common stock then issuable upon conversion.

      We also entered into a Registration Rights Agreement with the purchasers of the Series A Preferred Stock, pursuant to which we agreed to file a registration statement with the SEC under the Securities Act, and to cause the registration statement to be effective within 150 days following the closing of the offering, to register for resale the shares of our common stock into which the Series A Preferred Stock is convertible. We are obligated to maintain the effectiveness of the registration statement for a period of 120 days. If the registration statement is not timely filed or declared effective within the 150 day period, we will be obligated to make payments, as liquidated damages, to the purchasers in the aggregate amount of 1% of the gross proceeds of the offering for every month, pro rata, that we are in default of such obligations.

      Our ability to issue preferred stock, or rights to purchase such shares, could discourage an unsolicited acquisition proposal. For example, we could impede a business combination by issuing a series of preferred stock containing class voting rights that would enable the holders of the preferred stock to block a business combination transaction. Alternatively, we could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the stockholders. Additionally, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of common stock. Although the board of directors is required to make any determination to issue any preferred stock based on its judgment as to the best interests of the stockholders, the board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over prevailing market prices of such stock. The board of directors will not seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange requirements.

EQUITY LINE OF CREDIT FINANCING

      On November 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock, par value $.01 per share, for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 98% of, or a 2% discount to, the lowest volume weighted average price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. Cornell Capital will retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital's obligation to purchase shares of common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for the resale of the common stock sold under the Standby Equity Distribution Agreement. Each advance under the Standby Equity Distribution Agreement cannot exceed $250,000 and the maximum amount of advances during any 30-day period cannot exceed $1,000,000. In no event can the number of shares issued to Cornell Capital pursuant to an advance cause Cornell Capital to own more than 9.9% of the shares of common stock outstanding.

      Upon execution of the Standby Equity Distribution Agreement, we issued to Cornell Capital 666,667 shares of our common stock and paid a structuring fee of $15,000. We also entered into a Registration Rights Agreement with Cornell Capital, pursuant to which we agreed to prepare and file with the SEC a registration statement under the Securities Act, to register for resale the shares of our common stock subject to the Standby Equity Distribution Agreement, and to cause the registration statement to be effective prior to the first sale of common stock to Cornell Capital under the Standby Equity Distribution Agreement.

      We also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer, pursuant to which we engaged Newbridge Securities Corporation to act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement, and paid a fee of $10,000 to Newbridge Securities Corporation.

      Our executive officers and directors at the effective time of the Merger also entered into lock-up agreements pursuant to which they have agreed not to offer, sell or otherwise dispose of all or a portion of the shares of our common stock owned by them, until the expiration of the Standby Equity Distribution Agreement, except for sales pursuant to SEC Rule 144.

      On April 8, 2005, we reached an agreement with Cornell Capital to terminate the Standby Equity Distribution Agreement.

8% SECURED CONVERTIBLE NOTES

      On November 15, 2004, pursuant to a Securities Purchase Agreement, we issued and sold to DCOFI Master LDC, Bushido Capital Master Fund, L.P. and Gamma Opportunity Capital Partners, LP an aggregate of $1,000,000 in principal amount of our 8% Secured Convertible Notes due November 1, 2006. The Notes bear interest at the rate of 8% per annum, payable quarterly, commencing February 1, 2005. We may elect to pay interest in shares of our common stock, and have the right to prepay all or a portion of the Notes for an amount equal to 125% of the principal amount to be repaid, plus all accrued and unpaid interest; provided, however, that we can only make such a prepayment if there is an effective registration statement for the resale of the common stock into which the Notes are convertible, the closing price of the common stock is at least 115% of the conversion price, and other conditions are satisfied.

      The Notes mature on November 1, 2006. The Notes are convertible at any time, at the option of the Note Purchasers, into our common stock at an initial conversion price (subject to adjustment) of $0.60 per share; however, the conversion price will be reduced to $0.30 per share in the event that either (i) our annualized pre-tax net income for the three-month period ending December 31, 2005 is less than $2,000,000 or (ii) the volume weighted average trading price for our common stock for the month of December 2005 is less than $1.00 per share. Notwithstanding the foregoing, no Note Purchaser has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such Note Purchaser would beneficially own in excess of 4.99% of our common stock outstanding. Commencing on the first anniversary of the date of purchase, we are obligated to redeem approximately 1/12 of the aggregate principal amount of the Notes, plus accrued and unpaid interest. We may elect to redeem any such monthly redemption amount in shares of common stock. After one year, if the volume weighted average trading price of our common stock for any 30 consecutive days exceeds $1.80 and the average dollar trading volume for such period exceeds $200,000, we may at our option cause the Note Purchasers to convert all or a portion of the principal amount of the Notes into common stock.

      Our obligations under the Notes are secured by a security interest in substantially all of our assets and a guarantee by our subsidiaries.

      The Notes are subject to certain covenants which, among other things, restrict or limit our ability to incur any additional indebtedness, amend our certificate of incorporation or bylaws, repurchase any of our equity securities or enter into any agreement with respect to any of the foregoing. Events of default under the Notes include (i) failure to pay principal or interest when due, (ii) failure to observe or perform any covenant, (iii) the breach of any representation or warranty under the Securities Purchase Agreement, (iv) institution of bankruptcy proceedings, (v) certain change of control transactions, or (vi) the registration statement described below shall not have been declared effective within 150 days after the date of the issuance of the Notes. Upon the occurrence of an event of default, the full principal balance of the Notes and all interest and other amounts owed thereunder, will become due and payable at the election of the Note Purchasers.

      The net proceeds from the issuance and sale of the Notes were approximately $925,000 (after payment of fees and expenses to the Note Purchasers). We utilized the proceeds to repay certain bank debt, pay certain expenses and other obligations in connection with the Merger, and for working capital.

      In connection with the issuance of the Notes, we also entered into a Registration Rights Agreement with the Note Purchasers, pursuant to which we have agreed to file with the SEC within 45 days after the date of the initial issuance of the Notes, and to use our reasonable best efforts to cause to become effective within 150 days after the date of the initial issuance of the Notes, a registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, we will be obligated to make payments, as liquidated damages, to the Note Purchasers in the aggregate amount of 1% of the amount of the Notes for every month, pro rata, that we are in default of such obligations.

      At the time of the issuance of the Notes, and in connection therewith, we also issued to the Note Purchasers warrants to purchase an aggregate of 3,000,000 shares of our common stock. The warrants may be exercised, in whole or in part, at any time within five years from the date of the issuance of the Notes, for an exercise price of $.01 per share.

Warrants

      Incident to the Merger, we assumed, on a one-share-for-one-share basis, the obligations of Knobias to issue 891,218 shares of common stock in respect of assumed Knobias warrants, at an exercise price of $3.25 per share. The assumption by us of Knobias' obligations under the foregoing securities previously issued by Knobias was required by the terms of the Merger Agreement and effective as of the effective date of the Merger, which was November 15, 2004.

      To the extent the assumption by us of Knobias' obligations with respect to such outstanding securities of Knobias constitutes an offer and sale of securities, such securities were offered and sold in reliance on exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act. The warrants may be exercised by the holders thereof in whole or in part at any time, and from time to time, during the eighteen (18) calendar month period beginning on the corresponding date which is six months immediately following the first date on which any shares of our common stock have been registered pursuant to an effective registration statement under the Securities Act, and ending on the second anniversary of such effective date. The warrants are exercisable at a price of $3.25 per share, subject to certain adjustments, as described below.

      In connection with the bridge loan transactions in September and November 2004 between Knobias and Bridges and Pipes, LLC, an affiliate of Duncan Capital, Knobias issued to Bridges and Pipes, LLC a warrant to purchase 25,000 shares of common stock at an exercise price of $.60 per share. The warrant was canceled at the effective time of the Merger and was replaced by a warrant issued by us for the same number of shares of our common stock at the same exercise price. In addition, in connection with the offer and sale of the Series A Preferred Stock, we issued a warrant to Duncan Capital, LLC to purchase 178,750 shares of common stock at an exercise price of $.60 per share. The warrants are exercisable, in whole or in part, at any time during the five years commencing on the date of the Merger. These warrants were offered and sold in reliance on an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act.

      We also issued warrants to the Note Purchasers in connection with the issuance of the Notes. Such warrants entitle the holders to purchase up to 3,000,000 shares of our common stock for $.01 per share at any time during the five years commencing on the date of the issuance of the Notes. Each warrant provides that the holder will not have any right to exercise the warrant to the extent that, after giving effect to the exercise, the holder and its affiliates would beneficially own in excess of 4.99% of the outstanding shares of our common stock. These warrants were offered and sold in reliance on an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act.

      The shares of our common stock underlying the warrants described above, when issued upon exercise and payment of the purchase price, will be fully paid and nonassessable.

      The number and kind of securities or other property for which all of the warrants are exercisable and the exercise price are subject to adjustment upon the occurrence of certain events, including mergers, reorganizations, stock dividends, stock splits, and recapitalizations. Holders of warrants have no voting, dividend, or other rights as stockholders with respect to the shares underlying the warrants, unless and until the warrants are exercised.

Penny Stock Regulation.

      Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

      o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
      o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
      o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
      o     A toll-free telephone number for inquiries on disciplinary actions;
      o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
      o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

         Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

      o     The bid and offer quotations for the penny stock;
      o The compensation of the broker-dealer and its salesperson in the transaction;
      o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
      o Monthly account statements showing the market value of each penny stock held in the customer's account.

      In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

      These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

      On November 15, 2004, we consummated a "reverse merger" transaction (the "Merger"), in which we caused KHI Acquisition, Inc., a Delaware corporation and our recently organized, wholly owned subsidiary, to be merged with and into Knobias Holdings, Inc., a Delaware corporation ("Knobias"). As a result of the Merger, Knobias became our wholly owned subsidiary, and we issued 37,968,300 shares of our common stock to the former security holders of Knobias, representing approximately 75% of our outstanding common stock following the Merger, in exchange for 100% of the outstanding capital stock of Knobias and the conversion of certain outstanding debentures of Knobias. The consideration issued in the Merger was determined as a result of arm's-length negotiation between the parties.

      Concurrently with the closing of the Merger, we also issued 9,531,700 shares of our common stock to Duncan Capital Group, LLC ("Duncan Capital") in exchange for its 50% membership interest in Kollage, LLC, a joint venture previously owned by Duncan Capital and Knobias, and the forgiveness of indebtedness in the aggregate amount of approximately $400,000 owed to Duncan Capital by Kollage.

      Prior to the Merger, our stockholders approved the Knobias, Inc. 2004 Stock Incentive Plan and reserved 5,000,000 shares of our common stock for stock options issued and issuable under that plan. At the time of the Merger, Knobias had outstanding stock options to purchase 158,500 shares of Knobias common stock, which outstanding options, pursuant to the Merger Agreement, were converted into options to purchase shares of our common stock. In addition, all outstanding warrants to purchase shares of Knobias common stock, issued by Knobias prior to the Merger, were amended to become warrants to purchase our common stock on the same terms and conditions as those warrants issued by Knobias. At the closing of the Merger, all of the outstanding Knobias warrants were exercisable for an aggregate of 891,218 shares of Knobias common stock, and were amended to become warrants to purchase a like number of shares of our common stock.

      Simultaneously with the closing of the Merger transaction, we issued 958,333 shares of Series A Preferred Stock to four institutional investors at a price of $1.20 per share, in a transaction exempt from the registration requirements of the federal securities laws. The gross proceeds from such transaction were $1,150,000. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The investors were all "accredited investors" as that term is defined under Regulation D. The investors were all provided a confidential private offering memorandum and executed subscription agreements in which they made representations regarding their sophistication and qualification as accredited investors. The proceeds of the private placement were used to pay certain expenses in connection with the Merger, repay certain indebtedness, and for other general corporate purposes.

      As described above, simultaneously with the closing of the Merger transaction, we executed the Standby Equity Distribution Agreement with Cornell Capital. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock, par value $.01 per share, for a total purchase price of up to $10 million. Upon execution of the Standby Equity Distribution Agreement, Cornell Capital received 666,667 shares of common stock and a structuring fee of $15,000. Such shares were issued, and the future issuance of shares under the Standby Equity Distribution Agreement will be, in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon the representation of Cornell Capital that it is an "accredited investor" as that term is defined under Regulation D. We also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer, pursuant to which we engaged Newbridge Securities Corporation to act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement, and paid a fee of $10,000 to Newbridge Securities Corporation.

      As described above, on November 15, 2004, pursuant to a Securities Purchase Agreement, we issued and sold to the Note Purchasers an aggregate of $1,000,000 in principal amount of our 8% Secured Convertible Notes due November 1, 2006 (the "Notes") and issued warrants to the Note Purchasers to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.01 per share. Such securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon the representation of the Note Purchasers that each is an "accredited investor" as that term is defined under Regulation
D. The net proceeds from the issuance and sale of the Notes were approximately $925,000 (after payment of fees and expenses to the Note Purchasers). We utilized the proceeds to repay certain bank debt, pay certain expenses and other obligations in connection with the Merger, and for working capital.

      In connection with the private placement of Series A Preferred Stock and the issuance of the Notes, we paid a sales commission in the amount of $136,500 to Duncan Capital, LLC, a registered broker-dealer, of which amount $50,000 was paid through the issuance of Series A Preferred Stock. In addition, we issued a warrant to Duncan Capital, LLC, to purchase 178,750 shares of common stock at an exercise price of $.60 per share.

      All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

      Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

      This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

GENERAL

      We are a financial information services provider that has developed financial databases, information systems, tools and products following over 14,000 U.S. equities. Primarily through our wholly owned subsidiary, Knobias.com, LLC, we market our products to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

      We offer a range of financial information products from multiple Knobias and third party databases via a single, integrated internet based platform. Knobias is uniquely capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

      Our company originally was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Until the Merger we had no assets and have had no revenues for several years, and we were actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Knobias, formerly known as pennyPI.com, Inc., was originally organized as a Mississippi limited liability company in September 1998, and was reorganized as a Delaware corporation in March 2000. Knobias.com, LLC is a wholly owned subsidiary of Knobias and continues in existence for the further development and operation of its Internet web site relating to the provision of information regarding publicly traded companies.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

The following table shows the consolidated statements of revenues for the year ended December 31, 2004 and 2003:

                                    DECEMBER 31,
                            ----------------------------
                                2004            2003          $ CHANGE         % CHANGE
                            ------------    ------------    ------------      -----------
Revenue
 Subscription revenue       $  1,819,371    $  1,172,165    $    647,206              55%
 Information provisions          146,271         170,304         (24,033)           -14%
 Other                             6,746             958           5,788             604%
                            ------------    ------------
   Total revenue               1,972,388       1,343,427         628,961              47%
Expenses
 Product related costs         2,123,683       1,635,653         488,030              30%
 Selling, general and
  administrative expenses      1,571,412       1,108,045         463,367              42%
 Depreciation and
  amortization                    87,764         286,426        (198,662)           -69%
                            ------------    ------------
   Total expenses              3,782,859       3,030,124         752,735              25%
                            ------------    ------------

   Operating loss             (1,810,471)     (1,686,697)       (123,774)            -7%
                            ------------    ------------

 Interest expense, net          (329,923)       (208,548)       (121,375)           -58%

 Merger related costs           (670,733)             --        (670,733)          -100%

 Other income                         --          64,442         (64,442)          -100%
                            ------------    ------------
   Net loss                 $ (2,811,127)   $  1,830,803    $   (980,324)           -54%
                            ============    ============

      Subscription revenues have increased $647,206 or 55%. The single largest reason for this increase was the Company's having its first full year of billing for its Morning+PLUS product. Billings for Morning+PLUS began in October 2003 with monthly billings of $1,400 and increased to billings for that product alone in December 2004 of $30,525. This $29,000 increase in monthly revenues was a gradual increase over the 15 month period with the addition of the service to both existing clients and new clients. Also, certain institutional customers who subscribe to the Company's other products market this product to their clients and become a conduit for their clients' use of Morning+PLUS services. Total revenues for the year ended December 31, 2004, for the Morning+PLUS product were $210,000 compared to $8,000 for the year ended December 31, 2003. Of the remaining $440,000 increase, approximately 80% of the increase is attributable to the initiation of services for new customers while the remaining 20% represents enhancements or additions to current subscriptions for the Company's customers at December 31, 2003.

      Product development content costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of the Company's website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the year ended December 31, 2004, these costs increased 30% or $488,030 over the same costs for the year ended December 31, 2003. Of this increase $190,000 is attributable to costs associated with increased customer base and the remaining $300,000 is due to increased personnel costs for enhanced and expanded research efforts.

      Selling, general and administrative costs increased primarily as a result of increased administrative and sales compensation costs (including sales commissions). Increases in commissions approximated $50,000. The remaining increases are due to increases in sales and accounting staff.

      Depreciation and amortization expense decreased due to certain short-lived assets purchased in prior years becoming fully depreciated during the period, as well as website development costs becoming fully amortized during 2003.

      Interest expense for the year ended December 31, 2003, represented interest on the line of credit outstanding during that period of approximately $23,000. Subordinated debt issued during the year ended December 31, 2003, totaling $1,050,000 bore interest at a rate of 12% to 24%. While this debt was not outstanding for the entire year during 2003, it was outstanding during eleven months of 2004 and attributed greatly to the increase in interest expense. These debentures have been converted to common stock during the merger, along with over $250,000 of accrued interest on those notes. While the Company has issued additional debt resulting from and/or subsequent to the merger on November 15, 2004, these debt securities bear interest at rates of 8%-12% and will not require the same level of interest expenditures as those outstanding during 2003. Interest expense during 2004 also includes the amortization of debt issuance and debt discount costs of $67,000 for embedded beneficial conversion features, warrants and debt issuance costs paid by the Company during the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had cash of $242,692 and had a working capital deficit of $170,744. During November 2004, we fully satisfied loans included in current liabilities totaling $2,017,842 with either repayment in cash or the issuance of stock. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

      The following is a description of certain transactions that were entered into during 2004 to help provide funds for ongoing operations:

      o We executed an Agreement and Plan of Reorganization with Consolidated Travel Systems, Inc. in which we consummated a reverse merger with that company.

      o On November 15, 2004, we accepted Subscription Agreements from four institutional investors, for gross proceeds of $1,150,000, and issued 958,333 shares of our Series A Preferred Stock for $1.20 per share. The proceeds of the private placement were used to pay certain expenses in connection with the merger and for debt retirement and working capital.

      o On November 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock, for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 98% of, or a 2% discount to, the lowest volume weighted average price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. Cornell Capital will retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital's obligation to purchase shares of common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for the resale of the common stock sold under the Standby Equity Distribution Agreement. Each advance under the Standby Equity Distribution Agreement cannot exceed $250,000 and the maximum amount of advances during any 30-day period cannot exceed $1,000,000. In no event can the number of shares issued to Cornell Capital pursuant to an advance cause Cornell Capital to own more than 9.9% of the shares of common stock outstanding. Subsequent to December 31, 2004, this Standby Equity Distribution Agreement was cancelled.

      o On November 15, 2004, pursuant to a Securities Purchase Agreement, we issued and sold to DCOFI Master LDC, Bushido Capital Master Fund, L.P. and Gamma Opportunity Capital Partners, LP an aggregate of $1,000,000 in principal amount of our 8% Secured Convertible Notes due November 1, 2006. The Notes bear interest at the rate of 8% per annum, payable quarterly, commencing February 1, 2005. The Notes are convertible at any time, at the option of the Note Purchasers, into our common stock at an initial conversion price (subject to adjustment) of $0.60 per share; however, the conversion price will be reduced to $0.30 per share in the event that either (i) our annualized pre-tax net income for the three-month period ending December 31, 2005 is less than $2,000,000 or (ii) the volume weighted average trading price for our common stock for the month of December 2005 is less than $1.00 per share. The net proceeds from the issuance and sale of the Notes were approximately $925,000 (after payment of fees and expenses to the Note Purchasers). We utilized the proceeds to repay certain bank debt, pay certain expenses and other obligations in connection with the Merger, and for working capital.

      o On December 16, 2004, we entered into a Securities Purchase Agreement with DCOFI Master Ltd. ("DCOFI")to obtain financing of $500,000 bearing interest at 12% with interest payable monthly and maturing

            June 15, 2005. The initial $275,000 of this financing was drawn at this time with the remaining $225,000 drawn in January 2005. The agreement provides that an additional 4% per annum, payable monthly, is due on the unused balance of $225,000 until it is drawn. In the event that we raise more than $2,000,000 from the sale of our securities, we are obligated to repay the notes plus accrued interest immediately. DCOFI Master, Ltd. holds a second priority lien on substantially all of our assets. This lien is junior to the lien granted to the holders of the Secured Convertible Notes issued November 15, 2004.

            On March 15, 2005, we entered into a Securities Purchase Agreement with DCOFI whereby we exchanged our newly issued $550,000 note due September 1, 2006, for the two previously issued notes in the aggregate principal amount of $500,000 due June 15, 2005. In addition, we agreed to issue 100,000 shares of common stock to DCOFI which shares would be registered for sale.

      We believe that the above-described actions will provide us with the immediate financial requirements to enable us to continue as a going concern. In the event that we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

      We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

      The following recent accounting pronouncements are applicable to our operations:


In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


      On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in the third quarter of fiscal year 2005 and thereafter.


      On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations, or cash flows.


CRITICAL ACCOUNTING ESTIMATES

Revenue recognition and accounts receivable

      Subscription revenues are recognized over the period in which services are provided. Information provisioning revenues are recognized as the services are performed or when the goods are delivered. We recognize deferred revenue for customers who are billed and pay on a quarterly, semi-annual or annual basis. The amount received is amortized into income over the term of the pre-payment in order to match the revenue with the proper period of service. Amounts deferred as of the balance sheet date are shown in the liabilities section as Deferred Revenue.

      We record an estimate for our estimate of uncollectible accounts at the end of each accounting period based upon a detailed analysis of the aging of accounts receivable and specific customer analysis. Our policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because we adhere strictly to this policy, we have had a minimal number of accounts which have become uncollectible once their service has become established. We periodically write off accounts for which all collection efforts have been exhausted against the allowance for doubtful accounts.

Depreciation and amortization

      We provide for depreciation of furniture, equipment and software over periods of five to seven years on the straight line basis. Initial website and database development costs which we incurred in our application development phase were capitalized and amortized over a three year period on the straight line basis. These costs became fully amortized during the year ended December 31, 2003. We expense post-implementation and maintenance costs in the period in which they are incurred. No project costs have been capitalized since the initial development of our website.

Risk Factors

      Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

      Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

      Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE CANNOT GENERATE NEW SUBSCRIBERS, WE MAY NOT ACHIEVE PROFITABILITY.

      To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our website and through our existing customer relationships. These leads must be converted into subscriptions for our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND HAS RELATIVELY LOW BARRIERS TO ENTRY. INCREASED COMPETITION COULD RESULT IN MARGIN EROSION, WHICH WOULD MAKE PROFITABILITY EVEN MORE DIFFICULT TO ACHIEVE AND SUSTAIN.

      The market for financial information services is extremely competitive and the barriers to entry are relatively low. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. We compete with many providers of business and financial information including Bloomberg, Capital IQ, Dun & Bradstreet, Global Securities Information, Reuters, Standard & Poor's, Thomson Financial, thestreet.com, Edgar Online, 10-K Wizard, MSN and Yahoo! We also compete with large investment banking, brokerage and investment advisory firms that provide financial information services to their clients and others. Other competitors and potential competitors include education and publishing companies as well as e-commerce providers. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied databases and libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances and/or lower cost structures than we do, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ANY ADVERSE ECONOMIC DEVELOPMENTS IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE ECONOMY IN GENERAL.

      We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

IF WE FAIL TO KEEP UP WITH CHANGES AFFECTING THE MARKETS THAT WE SERVE, WE WILL BECOME LESS COMPETITIVE, ADVERSELY AFFECTING OUR FINANCIAL PERFORMANCE.

      In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new products and services to address new developments. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our products and services may have a material and adverse effect on our operating results.

OUR GROWTH STRATEGY ASSUMES THAT WE WILL MAKE TARGETED STRATEGIC ACQUISITIONS. ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION FROM OPERATIONS.

      Unless we develop or acquire new content that we can market to our existing and new clients, our rate of revenue growth will continue to be slow and achieving profitability will be slow and difficult. We believe that the quickest and most efficient way for us to acquire new content is through targeted strategic acquisitions. If we fail to execute on this strategy, our revenues may not increase and our ability to achieve significant profitability will be delayed. Until now, our ability to acquire complimentary businesses has been hampered by our limited capital resources and the lack of a public market for our stock.

      An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include:

      o     identifying appropriate targets in an efficient and timely fashion;

      o     negotiating terms that we believe are reasonable;

      o failing to accurately assess the true cost of entering new markets or marketing new products;

      o integrating the operations, technologies, products, personnel and customers of the acquired enterprise;

      o     maintaining our focus on our existing business;

      o     losing key employees; and

      o reducing earnings because of disproportionately large depreciation and amortization deductions relating to the acquired assets.

      We may not be able to identify any appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we may not be able to integrate these businesses into our existing operations in a cost-effective and efficient manner.

WE MAY ENCOUNTER RISKS RELATING TO SECURITY OR OTHER SYSTEM DISRUPTIONS AND FAILURES THAT COULD REDUCE THE ATTRACTIVENESS OF OUR WEBSITE AND THAT COULD HARM OUR BUSINESS.

      Although we have implemented in our products various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website and business solutions have, in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, and could damage our reputation and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY OR COST EFFECTIVELY, WHICH MAY CAUSE US TO LOSE MARKET SHARE OR REDUCE OUR PRICES.

      Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our technology. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

OUR INTELLECTUAL PROPERTY MAY INFRINGE ON THE RIGHTS OF OTHERS, RESULTING IN COSTLY LITIGATION.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, AND THIS COULD DEPRESS OUR STOCK PRICE.

      Delaware corporate law and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of common stock. For example:

      o Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock;

      o There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

      o Stockholders cannot call a special meeting of stockholders and cannot act by written consent; and

      o Our Bylaws establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

      Our officers and directors beneficially own approximately 32% of our outstanding common stock. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

      o     election of our board of directors;

      o     removal of any of our directors;

      o     amendment of our certificate of incorporation or bylaws; and

      o adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.

      As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

WE MAY NOT BE ABLE TO OBTAIN, ON A TIMELY BASIS, THE EFFECTIVENESS OF A REGISTRATION STATEMENT COVERING THE RESALE OF OUTSTANDING SHARES OR SHARES TO BE PURCHASED UPON THE EXERCISE OF OUTSTANDING WARRANTS OR THE CONVERSION OF CONVERTIBLE SECURITIES.

      We are obligated to file with the SEC one or more registration statements covering the resale of (i) (i) the shares of common stock issued as consideration for the original Standby Equity Distribution Agreement, (ii) shares of common stock to be issued upon conversion of our Series A Preferred Stock, (iii) the shares of common stock issuable on the conversion of the Notes and (iv) the shares of common stock issuable upon the exercise of the warrants issued to the Note Purchasers. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that the registration statements will be declared effective by the SEC.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In November 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us, we are a party to any change in control transaction or fundamental transaction resulting in our disposing of at least 33% of our assets in one or more transactions and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 18% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITIES PURCHASE AGREEMENT, SECURED CONVERTIBLE NOTES, WARRANTS OR SECURITY AGREEMENT, THE INVESTORS COULD TAKE POSSESSION OF ALL OUR GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, CHATTEL PAPER, INTELLECTUAL PROPERTY AND EQUITY SECURITIES OF OUR SUBSIDIARIES.

      In connection with the Securities Purchase Agreement we entered into in November 2004, we executed a Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, intellectual property and equity securities in our subsidiaries. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants or Security Agreement, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

RISKS RELATING TO OUR COMMON STOCK:

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Trends, Risks and Uncertainties

      We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

ITEM 7. FINANCIAL STATEMENTS

Included at end of annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 20, 2005, Knobias, Inc. (the "Registrant") dismissed Horne LLP ("Horne") as the Registrant's independent registered public accounting firm. On January 24, 2005, the Registrant engaged Russell Bedford Stefanou Mirchandani LLP ("RBSM") as its independent registered public accounting firm. The action to engage Russell Bedford Stefanou Mirchandani LLP was taken upon the majority approval of the Audit Committee of the Registrant.

      During the two fiscal years ended December 31, 2003 and 2002 and through January 20, 2005, (i) there were no disagreements between the Registrant and Horne on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Horne would have caused Horne to make reference to the matter in its reports on the Registrant's financial statements, and (ii) Horne's reports on the Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and 2002 and through January 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two fiscal years ended December 31, 2003 and 2002 and through January 24, 2005, the Registrant has not consulted with RBSM regarding either:

      1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that RBSM concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows



NAME                       AGE      POSITION
------------------         ---      -------------------------------------
E. Key Ramsey              44       President, Chief Executive Officer,
                                    Chairman of the Board of Directors
and Director

Gregory E. Ballard         38       Vice President, Chief Operating
Officer and Director

Robert L. Atkins           44       Secretary and Director

Timothy J. Aylor           39       Director

Danny M. Dunnaway          55       Director

Joseph L. Stephens         46       Director

Kevin T. Crow              43       Director

      Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

      E. Key Ramsey. Mr. Ramsey was a self-employed residential and commercial real estate developer for over 17 years, prior to creating the Knobias business concept with co-founder Greg Ballard, in November 1999. He has served as President and a director of Knobias since March 2000.

      Gregory E. Ballard. Mr. Ballard was self-employed for approximately 12 years in the residential and commercial design and construction business. He was a co-founder with Mr. Ramsey of the Knobias business concept and has designed and created Knobias' extensive and flexible databases and the Knobias.com web site. He has served as Chief Operating Officer and a director of Knobias since March 2000. From March 2000 to March 2002, he was also Secretary of Knobias.

      Robert L. Atkins. Mr. Atkins has been in the insurance business for more than 20 years. Since January 1999, he has managed a multi-line insurance agency consisting of five producers and four staff members in three separate offices. He is a Chartered Life Underwriter (CLU) and Life Underwriting Training Council Fellow (LUTCF). Mr. Atkins has been a director of Knobias since March 2000 and has served as Secretary since March 2002.

      Timothy J. Aylor. Mr. Aylor has been employed by affiliates of General Electric for more than 15 years, and is currently Vice-President Finance for GE Capital, a global financial management company with portfolio assets totaling $6 billion. He has served as a director of Knobias since March 2000.

      Danny M. Dunnaway. Mr. Dunnaway has been a private investor for more than the past five years, and has served as a director of Knobias since March 2000.

      Joseph L. Stephens. Mr. Stephens is the President of Rehabilitation Centers, Inc., which provides residential treatment, health services and educational services for handicapped children in Mississippi and Arkansas. He has served as a director of Knobias since March 2000.

      Kevin Crow. Since April 2004, Mr. Crow has been the Chief Executive Officer of Diversified Corporation Solutions, LLC, a business advisory company. From September 2000 to December 2003, Mr. Crow was the General Manager of the San Diego Spirit of the Women's United Soccer Association, a professional athletic league, and then Chief Operating Officer of the Women's United Soccer Association. He was President of ZipDirect, LLC, a full service printing, mailing and shipping company, from February 1994 to September 2000. He is a director of Grant Life Sciences, Inc. Mr. Crow is the brother of Michael Crow, who serves as the Chairman and Chief Executive Officer of Duncan Capital Group LLC, which is our financial advisor and beneficially owns 19.5% of our outstanding common stock, and 21.7% of our outstanding Series A Preferred Stock.

Except as described above, there are no family relationships among any of our new directors and executive officers. In connection with a memorandum of understanding entered into earlier this year between Knobias and Duncan Capital, Duncan Capital was entitled to designate a representative to our board of directors upon consummation of the Merger, and Mr. Crow is to serve as Duncan Capital's representative. No other arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control in the future.

Limitation of Liability of Directors

      Our Amended and Restated Certificate of Incorporation provides that we will indemnify our officers, directors, employees, and agents to the fullest extent permitted by the Delaware General Corporate Law. Under the Delaware General Corporate Law, other than in actions brought by or in the right of the corporation, such indemnification would apply if it were determined in the specific case that the proposed indemnitee acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, if such person had no reasonable cause to believe that the conduct was unlawful. In actions brought by or in the right of the corporation, such indemnification probably would be limited to reasonable expenses (including attorneys' fees) and would apply if it were determined in the specific case that the proposed indemnitee acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made with respect to any matter as to which such person is adjudged liable to the corporation, unless, and only to the extent that, the court determines upon application that, in view of all the circumstances of the case, the proposed indemnitee is fairly and reasonably entitled to indemnification for such expenses as the court deems proper. To the extent that any director, officer, employee, or agent of ours has been successful on the merits or otherwise in defense of any action, suit, or proceeding, as discussed herein, whether civil, criminal, administrative or investigative, such person must be indemnified against reasonable expenses incurred by such person in connection therewith.

      We have entered into indemnification agreements with our directors and executive officers providing for indemnification consistent with the foregoing.

Election of Directors and Officers.

      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

      No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

      No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

      No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Knobias, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Knobias, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2004, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

      The audit committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors,
(iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The audit committee currently consists of Timothy J. Aylor, Danny M. Dunnaway and Kevin T. Crow. Our Board has determined that Messrs. Akylor, Dunnaway and Crow are "independent" as that term is defined under applicable SEC rules. Mr. Aylor qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the SEC. During the past fiscal year, the audit committee had one meeting.

Nominating Committee

      We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Ethics

      A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

      (3)   Compliance with applicable governmental laws, rules and regulations;

      (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      (5)   Accountability for adherence to the code.

      We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

      Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code.

Compensation Committee

      We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2004, 2003 and 2002, certain information as to the total cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for our company and Knobias, as applicable, by the respective chief executive officers and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table


                                                               SUMMARY COMPENSATION TABLE
                                                                  LONG-TERM COMPENSATION

                                                     ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                              ------------------------------- --------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                              ----------------------   -------
                                                                              RESTRICTED  SECURITIES
                                                                 OTHER ANNUAL   STOCK     UNDERLYING    LTIP     ALL OTHER
                                              SALARY    BONUS    COMPENSATION  AWARD(S)    OPTIONS/    PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     ($)       ($)         ($)         ($)       SARS (#)      ($)        ($)
-----------------------------------  -----    ------    ------   ------------ ----------  ----------   -------  ------------
E. Key  Ramsey,  Our  President       2004   146,875      0              0            0           0         0         0
and CEO  after  the                   2003   135,000      0              0            0           0         0         0
Merger and President of Knobias       2002   135,000      0              0            0           0         0         0

Gregory  E.  Ballard,  Our  Vice      2004   146,875      0              0            0           0         0         0
President  and COO                    2003   135,000      0              0            0           0         0         0
after the Merger and COO of Knobias   2002   135,000      0              0            0           0         0         0

Option/SAR Grants in Last Fiscal Year

      During the fiscal year ended December 31, 2004, 93,000 stock options were granted.

Knobias, Inc. 2004 Stock Incentive Plan

The following is a brief summary of the stock incentive plan. The following summary is qualified in its entirety by reference to the stock incentive plan.

Types of Awards

      The stock incentive plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended and other stock-based awards. No more than 50% of the total number of shares of common stock covered by the stock incentive plan may be issued pursuant to awards that are not options or stock appreciation rights.

      Incentive Stock Options and Non-statutory Stock Options. Optionees receive the right to purchase a specified number of shares of common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. Options may not be granted at an exercise price less than the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Outstanding options may not be amended to provide an exercise price per share which is lower than the then current exercise price per share of such outstanding options. The board of directors may not cancel any outstanding options and grant in substitution for such options new options under the stock incentive plan covering the same or a different number of shares of common stock and having an exercise price per share lower than the then current exercise price per share of the cancelled options. The board of directors will, however, have the power to amend stock options to convert them into stock appreciation rights and make other amendments to options, provided that the optionee must consent to such action unless the board determines that the action would not materially and adversely affect the optionee.

      Restricted Stock and Restricted Stock Unit Awards. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock unit awards entitle the recipient to receive shares of common stock to be delivered in the future subject to such terms and conditions on the delivery of the shares as the board of directors may determine.

      Restricted stock and restricted stock unit awards granted under the stock incentive plan may vest (i) solely on the basis of passage of time, (ii) solely based on achievement of specified performance criteria or (iii) upon the passage of time, subject to accelerated vesting if specified performance criteria are met. The board of directors may determine, at the time of grant, that a restricted stock or restricted stock unit award being made to an officer will vest solely upon achievement of specified performance criteria designed to qualify for deduction under Section 162(m) of the Internal Revenue Code. The performance criteria for each restricted stock or restricted stock unit award intended to so qualify for purposes of Section 162(m) of the Internal Revenue Code will be based on one or more of the following measures: sales, earnings per share, return on net assets, return on equity, and customer service levels.

      Except as noted below, (i) restricted stock and restricted stock units that vest solely on the basis of passage of time may vest no faster than ratably over three years; and (ii) restricted stock and restricted stock units that vest based on achievement of specified performance criteria, or provide for accelerated vesting based upon achievement of specified performance criteria, may not vest earlier than the first anniversary of the date of grant. These vesting restrictions do not apply to restricted stock and restricted stock unit awards collectively with respect to up to 5% of the total number of shares of common stock covered by the stock incentive plan. In addition, the board of directors may make exceptions to the vesting limitations described above in the event of the recipient's death, a change in control or other extraordinary circumstances specified in the stock incentive plan.

      Stock Appreciation Rights. A stock appreciation right, or SAR, is an award entitling the holder on exercise to receive, at our election, an amount in cash or common stock or a combination thereof determined in whole or in part by reference to appreciation, from and after the date of grant, in the fair market value of a share of common stock. SARs may be based solely on appreciation in the fair market value of common stock or on a comparison of such appreciation with some other measure of market growth such as (but not limited to) appreciation in a recognized market index.

      Other Stock-Based Awards. Under the stock incentive plan, the board of directors has the right to grant other awards of common stock or awards otherwise based upon common stock or other property, including without limitation rights to purchase shares of common stock, having such terms and conditions as the board may determine.

Eligibility to Receive Awards

      Employees, officers, directors, consultants, advisors and other service providers are eligible to be granted awards under the stock incentive plan. The maximum number of shares with respect to which awards may be granted to any participant under the stock incentive plan may not exceed 5 million shares per calendar year.

Stock Available for Awards

      Awards may be made under the stock incentive plan for up to 5 million shares of common stock.

New Plan Benefits

      At the effective time of the merger, approximately 39 persons were eligible to receive awards under the stock incentive plan, including two executive officers and five non-employee directors of Knobias, who became our officers and directors at the effective time of the merger. The following table provides certain information with respect to options granted under the stock incentive plan at the effective time of the merger.

                            2004 STOCK INCENTIVE PLAN

                                                 NONQUALIFIED STOCK OPTIONS
                                        ---------------------------------------
                                        SHARES SUBJECT TO     SHARES SUBJECT TO
                                          OPTIONS AT AN        OPTIONS AT AN
                                        EXERCISE PRICE OF     EXERCISE PRICE OF
NAME AND POSITION                        $3.004 PER SHARE      $1.295 PER SHARE
------------------------------------    -----------------     -----------------
Executive Officers                                      0                     0
Non-Executive Director Group                        8,000                 6,000
Non-Executive Officer Employee Group               52,500                86,000

      The granting of future awards under the stock incentive plan is discretionary, and we cannot now determine the number or type of awards to be granted in the future to any particular person or group.

Administration

      The stock incentive plan is administered by the board of directors. The board has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the stock incentive plan and to interpret the plan's provisions. The board may also delegate authority under the stock incentive plan to a committee of the board of directors. The board may also delegate authority under the stock incentive plan to one or more officers, except that the board will fix the terms of the awards to be granted by such officers and the maximum number of shares subject to awards that the officers may grant. No officer will be authorized to grant awards to himself or herself.

      Subject to any applicable delegation by the board of directors and any applicable limitations contained in the stock incentive plan, the board of directors selects the recipients of awards and determines:

      o the number of shares of common stock covered by options and the dates upon which such options become exercisable;

      o the exercise price of options, which may not be less than 100% of the fair market value of common stock;

      o     the duration of options, which may not exceed 10 years;

      o the terms of stock appreciation rights and the dates or conditions upon which such stock appreciation rights become exercisable; and

      o the number of shares of common stock subject to any restricted stock, restricted stock unit or other stock-based awards and the terms and conditions of such awards, including, if applicable, conditions for repurchase, issue price and repurchase price.

      We are required to make appropriate adjustments or substitutions in connection with the stock incentive plan and any outstanding awards to reflect stock splits, stock dividends, recapitalizations, spin-offs and other similar changes in capitalization to the extent the board of directors deems such adjustment or substitution to be necessary and appropriate. The stock incentive plan also contains provisions addressing the consequences of any "reorganization event," which is defined as:

      o any merger or consolidation of with or into another entity as a result of which all of the common stock is converted into or exchanged for the right to receive cash, securities or other property; or

      o any exchange of all of common stock for cash, securities or other property pursuant to a share exchange transaction.

      If any award expires or is terminated, surrendered or canceled without having being fully exercised, is forfeited in whole or in part, or results in any common stock not being issued because (i) the award is settled for cash, or
(ii) shares are used to satisfy the exercise price or tax withholding obligation, the unused shares of common stock covered by such award will again be available for grant under the stock incentive plan, subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code.

Termination or Amendment

      No award may be made under the stock incentive plan after the completion of ten years from the date on which the plan is approved by our stockholders, but awards previously granted may extend beyond that date. The board of directors may at any time amend, suspend or terminate the stock incentive plan, except that no award designated as subject to Section 162(m) of the Internal Revenue Code by the board of directors after the date of such amendment shall become exercisable, realizable or vested, to the extent such amendment was required to grant such award, unless and until such amendment shall have been approved by our stockholders. In addition, without the approval of our stockholders, no amendment may:

      o increase the number of shares authorized under the stock incentive plan;

      o materially increase the benefits provided under the stock incentive plan;

      o materially expand the class of participants eligible to participate in the stock incentive plan;

      o     expand the types of awards provided under the stock incentive plan;
            or

      o make any other changes which require stockholder approval under the rules of the national securities market on which the shares of common stock are quoted.

      No award may be made that is conditioned on the approval of our stockholders of any amendment to the stock incentive plan.

Federal Income Tax Consequences

      The following generally summarizes the United States federal income tax consequences that generally will arise with respect to awards granted under the stock incentive plan. This summary is based on the tax laws in effect as of the date of this information statement. Changes to these laws could alter the tax consequences described below.

      Incentive Stock Options. A participant will not have income upon the grant of an incentive stock option. Also, except as described below, a participant will not have income upon exercise of an incentive stock option if the participant has been employed by our company, Knobias, or any other 50% or more-owned corporate subsidiary at all times beginning with the option grant date and ending three months before the date the participant exercises the option. If the participant has not been so employed during that time, then the participant will be taxed as described below under "Nonstatutory Stock Options." The exercise of an incentive stock option may subject the participant to the alternative minimum tax.

      A participant will have income upon the sale of the stock acquired under an incentive stock option at a profit if sales proceeds exceed the exercise price. The type of income will depend on when the participant sells the stock. If a participant sells the stock more than two years after the option was granted and more than one year after the option was exercised, then all of the profit will be long-term capital gain. If a participant sells the stock prior to satisfying these waiting periods, then the participant will have engaged in a disqualifying disposition and a portion of the profit will be ordinary income and a portion may be capital gain. This capital gain will be long-term if the participant has held the stock for more than one year and otherwise will be short-term. If a participant sells the stock at a loss (sales proceeds are less than the exercise price), then the loss will be a capital loss. This capital loss will be long-term if the participant held the stock for more than one year and otherwise will be short-term.

      Nonstatutory Stock Options. A participant will not have income upon the grant of a nonstatutory stock option. A participant will have compensation income upon the exercise of a nonstatutory stock option equal to the value of the stock on the day the participant exercised the option less the exercise price. Upon sale of the stock, the participant will have capital gain or loss equal to the difference between the sales proceeds and the value of the stock on the day the option was exercised. This capital gain or loss will be long-term if the participant has held the stock for more than one year and otherwise will be short-term.

      Restricted Stock. A participant will not have income upon the grant of restricted stock unless an election under Section 83(b) of the Internal Revenue Code is made within 30 days of the date of grant. If a timely 83(b) election is made, then a participant will have compensation income equal to the value of the stock less the purchase price. When the stock is sold, the participant will have capital gain or loss equal to the difference between the sales proceeds and the value of the stock on the date of grant. If the participant does not make an 83(b) election, then when the stock vests the participant will have compensation income equal to the value of the stock on the vesting date less the purchase price. When the stock is sold, the participant will have capital gain or loss equal to the sales proceeds less the value of the stock on the vesting date. Any capital gain or loss will be long-term if the participant held the stock for more than one year from the vesting date and otherwise will be short-term.

      Restricted Stock Units. A participant will have income from a restricted stock unit equal to the difference of the fair market value of the stock on the date of delivery of the stock less the purchase price. A participant is not permitted to make a Section 83(b) election for a restricted stock unit.

      Stock Appreciation Rights and Other Stock-Based Awards. The tax consequences associated with stock appreciation rights and any other stock-based awards granted under the stock incentive plan will vary depending on the specific terms of such award. Among the relevant factors are whether or not the award has a readily ascertainable fair market value, whether or not the award is subject to forfeiture provisions or restrictions on transfer, the nature of the property to be received by the participant under the award and the participant's holding period and tax basis for the award or underlying common stock.

      Tax Consequences to Us. There will be no tax consequences to us except that we will be entitled to a deduction when a participant has compensation income. Any such deduction will be subject to the limitations of Section 162(m) of the Internal Revenue Code.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information regarding the status of our existing equity compensation plans at December 31, 2004.

                                       AVAILABLE FOR                                    NUMBER OF SECURITIES
                                      FUTURE ISSUANCE                                         REMAINING
                                          NUMBER OF                                         UNDER EQUITY
                                        SECURITIES TO               WEIGHTED-               COMPENSATION
                                       BE ISSUED UPON                AVERAGE                    PLANS
                                         EXERCISE OF            EXERCISE PRICE OF            (EXCLUDING
                                         OUTSTANDING               OUTSTANDING               SECURITIES
                                      OPTIONS, WARRANTS         OPTIONS, WARRANTS           REFLECTED IN
                                         AND RIGHTS                 AND RIGHTS               COLUMN (A))
                                      -----------------         ------------------       -------------------
Equity compensation plans
  approved by security holders                  158,500         $            1.973                 4,841,500
Equity compensation plan not
  approved by security holders                        0                          0                         0
                                      -----------------         ------------------       -------------------
         Total                                  158,500                         00                 4,841,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on April 13, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 50,666,505 shares of common stock outstanding.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

-------------------------------------------------------------------------------------------------------------
               Name of Beneficial Holder (1)                         Number                  Percent
                                                                    of Shares               Of Class
-------------------------------------------------------------------------------------------------------------
E. Key Ramsey
President, CEO, and Chairman                                         12,269,346 (2)          23.71%

Gregory E. Ballard
Vice President, COO and Director                                      5,548,905 (2)          10.72%

Robert L. Atkins
Secretary and Director                                                  331,242 (2) (3)         *

Timothy J. Aylor
Director                                                                377,454 (2) (4)         *

Danny M. Dunnaway
Director                                                              2,553,105 (2) (5)       4.93%

Joseph L. Stephens
Director                                                              1,474,745 (6)           2.85%

Kevin T. Crow
Director                                                                      0                  0%

All Directors & Officers (7 persons) as a Group                      16,782,982 (7)          32.42%

Internet Productions, LLC                                            12,269,346 (2)          23.71%

Duncan Capital Group, LLC                                            10,056,700 (8)          19.24%

*     Less than 1%.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

(2) Based upon the membership interests of certain directors and executive officers, or their affiliates and associates, in Internet Productions, LLC, as set forth below, such persons will have beneficial ownership of a portion of the common stock owned by Internet Productions, LLC, as follows:

NAME                            MEMBERSHIP INTEREST          SHARES
----------------------          -------------------        ----------
Timothy J. Aylor                         0.6155513%            75,524
Robert L. Atkins                         0.5857045%            71,862
Gregory E. Ballard                      36.2258742%         4,444,667
Danny M. Dunnaway, LLC                   0.6155513%            75,524
E. Key Ramsey                           38.4710756%         4,720,138
Ballard Childrens Trust                        9.0%         1,104,238
Ramsey Childrens Trust                        6.75%           828,180

      As the manager of Internet Productions, LLC, Mr. Ramsey has sole voting power with respect to all of the shares owned by such entity.

(3) Includes options to purchase 3,500 shares of common stock which are exercisable and 255,880 shares held in an IRA account for Mr. Atkins.

(4) Includes 298,430 shares owned jointly with his wife, and options to purchase 3,500 shares of common stock which are exercisable.

(5) Includes (i) 86,070 shares owned by Mr. Dunnaway as custodian for a minor child, (ii) 118,223 shares held in an IRA account for Mr. Dunnaway, (iii) 85,096 shares owned by his wife, (iv) 413,025 shares owned by the Danny M. Dunnaway Charitable Remainder Unitrust, (v) 413,025 shares owned by the Danny M. Dunnaway Foundation and (vi) options to purchase 3,500 shares of common stock which are immediately exercisable.

(6) Includes options to purchase 3,500 shares of common stock which are immediately exercisable.

(7) Includes the 12,269,346 shares owned by Internet Productions, LLC, as described in footnote 2 above, and the shares described in footnotes 3 through 6 above.

(8) Includes (i) a warrant to purchase 25,000 shares of common stock issued to Bridges and PIPES, LLC, an affiliate of Duncan Capital and (ii) 500,000 shares of common stock into which the shares of Series A Preferred Stock are currently convertible. The shares of Series A Preferred Stock beneficially owned by Duncan Capital include 208,333 shares of Series A Preferred Stock held by Bridges and PIPES, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Simultaneously with the execution of the Merger Agreement, Knobias entered into conversion agreements with the holders of its outstanding debentures, in the aggregate principal amount of $1,050,000, which provided that the entire principal amount of, and approximately one-half of the accrued and unpaid interest on, the debentures would be converted at the time of the Merger into shares of common stock. The remaining amount of the interest due was paid in cash to such holders upon the closing of the Merger transaction. Certain directors of Knobias or their affiliates were holders of debentures in the aggregate principal amount of $650,000, and received common stock and cash payments as set forth in the following table:

                          ORIGINAL                               SHARES OF
                         PRINCIPAL                                 COMMON
                         AMOUNT OF     ACCRUED                   STOCK ISSUED     CASH PAID
DEBENTURE HOLDER         DEBENTURE     INTEREST     TOTAL DUE    AT CLOSING      AT CLOSING
-------------------      ----------    ---------    ----------   ------------    -----------
Dunnaway Trust           $  200,000    $  73,250    $  273,250        413,025    $    36,625
Dunnaway Foundation      $  200,000    $  73,250    $  273,250        413,025    $    36,625
Joseph L. Stephens       $  250,000    $  30,657    $  280,657        463,127    $    15,328
Total                    $  650,000    $ 177,157    $  827,157      1,289,177    $    88,578

      Pursuant to a Contribution, Assignment and Escrow Agreement by and among Knobias, us and Duncan Capital, at the closing of the reverse Merger transaction Duncan Capital (i) contributed to Knobias all of Duncan Capital's right, title and interest in and to all of the units of membership interest in Kollage held by Duncan, free and clear of all liens, claims, liabilities and encumbrances and
(ii) canceled and forgave all outstanding indebtedness owed to Duncan Capital by Kollage, in the aggregate principal amount of $400,000. In consideration for the foregoing, Duncan Capital received an aggregate of 9,531,700 shares of our common stock.

      Prior to the closing of the Merger transaction, Knobias borrowed $350,000, in two separate bridge loan transactions, from an affiliate of Duncan Capital. These loans, which were unsecured, bore interest at the rate of 8.5% per annum, and the entire principal balance and all accrued and unpaid interest thereon, was paid upon the closing of the Merger transaction from the proceeds of the private placement of our Series A Preferred Stock and the issuance of the Notes. In connection with these bridge loan transactions, Knobias issued to the lender a warrant to purchase 25,000 shares of common stock. At the closing of the Merger transaction, that warrant was canceled and we issued a warrant to such lender to purchase 25,000 shares of our common stock.

      In connection with the closing of the Merger, we used a portion of the proceeds from our sale of Series A Preferred Stock and Notes to repay the principal of and accrued interest on a line of credit with a local commercial bank, which line of credit was personally guaranteed by our directors. As a result of such repayment, our directors have been released from their guarantees.

      We have no policy regarding entering into transactions with affiliated parties.

                                     PART IV

ITEM  13.         EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Reorganization, dated as of June 30, 2004, by and among Knobias Holdings, Inc., Consolidated Travel Systems, Inc. And KHI Acquisition, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2004 and incorporated herein by reference.

2.2 First Amendment to Agreement and Plan of Reorganization, dated as of October 25, 2004, by and among Knobias Holdings, Inc., Consolidated Travel Systems, Inc. And KHI Acquisition, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

3.1 Certificate of Incorporation of the Company and all amendments thereto prior to the Merger transaction, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on November 9, 2001 and incorporated herein by reference.

3.2 By-Laws of the Company prior to the Merger transaction, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on November 9, 2001 and incorporated herein by reference.

3.3 Amended and Restated Certificate of Incorporation of Knobias, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

3.4 Amended and Restated Bylaws of Knobias, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

3.5 Certificate of Designation of Series A Preferred Stock of Knobias, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

3.6 Certificate of Merger of KHI Acquisition, Inc. with and into Knobias Holdings, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.1 Instruments defining rights of holders, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on November 9, 2001 and incorporated herein by reference.

4.2 Standby Equity Distribution Agreement dated as of November 15, 2004, by and between Cornell Capital Partners, LP and the Company, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.3 Registration Rights Agreement dated as of November 15, 2004, by and between Cornell Capital Partners, LP and the Company, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.4 Escrow Agreement dated as of November 15, 2004, by and among Cornell Capital Partners, LP, the Company and David Gonzalez, Esq., filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.5 Placement Agent Agreement dated as of November 15, 2004, by and among Cornell Capital Partners, LP, the Company and

                  Newbridge Securities Corporation, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.6 Registration Rights Agreement dated as of November 15, 2004, by and among the Company and the holders of the Company's Series A Preferred Stock, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.7 Securities Purchase Agreement dated as of November 15, 2004, by and between the Company and the Note Purchasers, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.8 Form of 8% Secured Convertible Note due November 1, 2006 of the Company, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.9 Registration Rights Agreement dated as of November 15, 2004, by and between the Company and the Note Purchasers, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.10 Form of Common Stock Purchase Warrant dated November 15, 2004, issued by the Company to the Note Purchasers, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.11 Security Agreement dated as of November 15, 2004, by and between the Company and the Note Purchasers, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.12 Form of Subsidiary Guarantee dated as of November 15, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.13 Form of Warrant issued to former holders of Knobias warrants, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.14 Warrant to purchase 25,000 shares of common stock issued to Bridges and Pipes, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

4.15 Warrant to purchase 178,750 shares of common stock issued to Duncan Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

10.1 Knobias, Inc. 2004 Stock Incentive Plan, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

10.2 Form of Option Agreement entered into with former holders of Knobias options, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

10.3 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and E. Key Ramsey, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.4 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Robert L. Atkins, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.5 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Joseph L. Stephens, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.6 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Danny M. Dunnaway, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.7 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Gregory E. Ballard, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.8 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Timothy J. Aylor, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.9 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Kevin T. Crow, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.10 E. Key Ramsey Employment Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

10.11 Greg Ballard Employment Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

21.1 List of Subsidiaries, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 19, 2004 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed for professional services rendered by our independent registered public accounting firms for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $56,600 and $11,000 respectively.

Audit-Related Fees

      Horne LLP charged us $20,950 and $0 for audit related fees in 2004 and 2003, respectively.

Tax Fees

      Horne LLP charged us $1,275 and $2,980 for tax fees in 2004 and 2003, respectively.


All Other Fees

      None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

      Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          KNOBIAS, INC.

Dated:  April 15, 2005                    By: /s/ E. KEY RAMSEY
                                             ---------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer), Chief
                                          Accounting Officer (Principal
                                          Accounting Officer)and Chief Financial
                                          Officer (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ E. KEY RAMSEY          CEO, President and Director        April 15, 2005
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   April 15, 2005
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             April 15, 2005
--------------------
Robert L. Atkins

/s/ TIMOTHY J. AYLOR       Director                           April 15, 2005
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           April 15, 2005
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           April 15, 2005
----------------------
Joseph L. Stephens

/s/ KEVIN T. CROW          Director                           April 15, 2005
-----------------
Kevin T. Crow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                                  KNOBIAS, INC.

                                  KNOBIAS, INC.
                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                     Page No.
                                                                     --------
Report of Independent Certified Public Accounting Firms              F-3 - F-4
Consolidated Balance Sheet as of December 31, 2004                      F-5

Consolidated Statements of Operations For the Years Ended
  December 31, 2004 and 2003                                            F-6
Consolidated  Statements of Deficiency in Stockholders' Equity
 For the Years Ended December 31, 2004 and 2003                         F-7

Consolidated Statements of Cash Flows For the Years Ended
 December 31, 2004 and 2003                                             F-8
Notes to Consolidated Financial Statements                           F-9 - F-22

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

-------------------------------------------------------------------------------

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Knobias, Inc.
Ridgeland, Mississippi

      We have audited the accompanying consolidated balance sheet of Knobias, Inc., as of December 31, 2004, and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

      We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knobias, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants

New York, New York
April 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Knobias, Inc.
Ridgeland, Mississippi

We have audited the accompanying consolidated statements of operations, deficiency in stockholders' equity and cash flows of Knobias, Inc. (formerly Consolidated Travel Systems, Inc.) and subsidiaries (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Knobias, Inc. for the year ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ HORNE LLP
-------------------
Jackson, Mississippi
December 29, 2004

                                  KNOBIAS, INC.
                           CONSOLIDATED BALANCE SHEET
                                                              December 31, 2004
                                                              -----------------
ASSETS
Current assets:
   Cash                                                            $    242,692

   Accounts receivable                                                   97,849

   Prepaid expenses                                                      27,559
                                                                   ------------
     Total current assets                                               368,100

 Property, equipment, and database development: (Note C)              1,227,271
 Less: accumulated amortization and depreciation                       (976,151)
                                                                   ------------
 Property, equipment, and database development, net                     251,120

Other assets                                                              7,971

Total assets                                                       $    627,191
                                                                   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    202,788
   Current portion of long-term debt (Note D)                           242,917

   Accrued liabilities                                                   93,139
                                                                   ------------
     Total current liabilities                                          538,844

Long-term liabilities:
  Note payable-long-term  (Note D)                                      257,731
                                                                   ------------

Commitment and Contingencies (Note L)

(Deficiency in) stockholders' equity:
Preferred stock Series A, par value; $0.01; authorized 5,000,000 shares; 958,333 shares issued and outstanding at December 31, 2004
(Note F)                                                              1,150,000
Common stock, par value; $0.01, authorized 95,000,000 shares;
50,766,667 shares issued and outstanding at December 31, 2004
(Note F)                                                                507,667
Additional paid-in capital (Note F)                                   9,793,936
Accumulated deficit                                                 (11,620,987)
                                                                   ------------

Total (deficiency in) stockholders' equity                             (169,384)

Total liabilities and (deficiency in) stockholders' equity:        $    627,191
                                                                   ============

           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Year Ended December 31,
                                                                       2004            2003
                                                                   ------------    ------------
                                                                                  (as restated)
Revenues:
Subscription revenue                                               $  1,819,371    $  1,172,165

Information provisioning                                                146,271         170,304

Other                                                                     6,746             958
                                                                   ------------    ------------

Total revenue                                                         1,972,388       1,343,427

Operating Expenses:
Product related costs                                                 2,123,683       1,635,653

Selling, general and administrative                                   1,571,412       1,108,045
Depreciation and amortization                                            87,764         286,426
                                                                   ------------    ------------
Total operating expenses                                              3,782,859       3,030,124


(Loss) from operations                                               (1,810,471)     (1,686,697)

Other income (expense):
Interest income                                                             516             225
Merger related costs (Note B)                                          (670,733)             --
Miscellaneous income (Note A )                                               --          64,442
Interest (expense)                                                     (330,439)       (208,773)
                                                                   ------------    ------------

Total other income (expense)                                         (1,000,656)       (144,106)

Loss before provision for income taxes                               (2,811,127)     (1,830,803)


Provision for income taxes (Note J)                                          --              --
                                                                   ------------    ------------

Net loss                                                           $ (2,811,127)   $ (1,830,803)
                                                                   ============    ============

Loss per share (basic and fully diluted) (Note K)                  $      (0.06)   $      (0.05)
                                                                   ============    ============

Basic and diluted weighted average number of shares outstanding,
as restated for reverse stock splits                                 43,984,884      34,911,941
                                                                   ============    ============


           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                               Additional
                                    Preferred      Preferred                      Common
                                       "A"         "A" Shares       Common        Shares         Paid In
                                      Shares         Amount         Shares        Amount         Capital
                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                 --   $         --     34,911,941   $    349,119   $  6,965,182

Net loss                                     --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2003                 --   $         --     34,911,941   $    349,119   $  6,965,182

Issuance of stock                       958,333      1,150,000        947,786          9,478        533,515
Issuance of stock to owner of
remaining 50% of Kollage, LLC                --             --      9,531,700         95,317        266,683
Conversion of notes payable to
common stock                                 --             --        841,216          8,412      1,293,808
Stock issued to former
shareholders of COVSA                        --             --      2,500,000         25,000             --
Stock issued in merger in lieu of
payment of expenses                          --             --      2,034,024         20,341             --
Beneficial conversion features of
convertible debt                             --             --             --             --        265,252
Value of warrants attached to
convertible debentures                       --             --             --             --        469,496

Net loss                                     --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2004            958,333   $  1,150,000     50,766,667   $    507,667   $  9,793,936
                                   ============   ============   ============   ============   ============



                                   Accumulated
                                      Deficit          Total
                                   ------------    ------------
Balance at December 31, 2002       $ (6,979,057)   $    335,244

Net loss                             (1,830,803)     (1,830,803)
                                   ------------    ------------

Balance at December 31, 2003       $ (8,809,860)   $ (1,495,559)

Issuance of stock                            --       1,692,993
Issuance of stock to owner of
remaining 50% of Kollage, LLC                --         362,000
Conversion of notes payable to
common stock                                 --       1,302,220
Stock issued to former
shareholders of COVSA                        --          25,000
Stock issued in merger in lieu of
payment of expenses                          --          20,341
Beneficial conversion features of
convertible debt                             --         265,252
Value of warrants attached to
convertible debentures                       --         469,496

Net loss                             (2,811,127)     (2,811,127)
                                   ------------    ------------

Balance at December 31, 2004       $(11,620,987)   $   (169,384)
                                   ============    ============

           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Year Ended December 31,
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities
   Net loss                                                           $ (2,811,127)   $ (1,830,803)
   Adjustments to reconcile net loss to net
     cash used in operating activities
        Changes in operating assets and liabilities
          Depreciation and amortization                                     87,764         286,426

          Merger related costs                                             670,733              --

          Amortization of debt issuance costs                               70,396              --

          Gain on sale of investments                                           --         (71,967)
          (Increase) in accounts receivable                                 (9,128)        (81,721)
          Decrease (increase) in prepaid expenses                           13,432         (24,783)
          Decrease (increase) in other assets                               19,965          14,075
          Increase in accounts payable and accrued expenses                111,073         352,880

          Increase in deferred revenue                                       5,523               9
                                                                      ------------    ------------
             Net cash used in operating activities                      (1,841,369)     (1,355,884)
                                                                      ------------    ------------

Cash flows provided by (used in) investing activities


   Proceeds from sale of investments                                            --          96,967
   Capital expenditures                                                    (87,982)         (9,679)
                                                                      ------------    ------------
             Net cash provided by (used in) investing activities           (87,982)         87,288
                                                                      ------------    ------------

Cash flows from financing activities

   Issuance of common stock                                                368,000              --
   Issuance of preferred stock                                           1,013,500

   Capital contribution                                                    362,000              --
   Proceeds from subordinated debt                                       1,000,000       1,050,000
   Payments for merger related costs                                      (488,892)


   Proceeds from stockholder loans                                              --         174,993
   Repayment of debt                                                      (512,922)

   Payments for debt issuance costs                                       (110,000)             --
   Proceeds from notes payable                                             375,000         137,598
                                                                      ------------    ------------
             Net cash provided by financing activities                   2,006,686       1,362,591


             Net increase in cash and cash equivalents                      77,335          93,995
Cash, beginning of period                                                  165,357          71,362
                                                                      ------------    ------------
Cash, end of period                                                   $    242,692    $    165,357
                                                                      ============    ============

Supplemental disclosure of cash flow information Cash transactions:
   Cash paid for interest                                             $    182,803    $     10,842


   Income taxes                                                                 --              --

Non-cash transactions:

 Stockholder loans converted to stock                                      174,993              --

   Subordinated debt converted to stock                                  1,050,000              --

   Accrued interest on subordinated debt converted to stock                253,202              --

   Fees for merger compensated through preferred stock issuance            136,500              --

   Fees for merger compensated through common stock issuance                20,341              --
   Common stock issued to former COVSA shareholders, at par value           25,000
   Debt issuance costs allocated to additional paid-in-capital for
value of warrants attached to convertible debentures                       469,496              --
   Debt issuance costs allocated to additional-paid-in-capital for
beneficial conversion features                                             265,252              --

           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Business and Principles of Consolidation

Knobias, Inc. ("the Company" or "Knobias") was formed in November 2004, under the laws of the State of Delaware pursuant to the Delaware General Corporation Law ("DGCL"). On November 15, 2004, Consolidated Travel Systems, Inc. ("COVSA") acquired all the outstanding stock of Knobias Holdings, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias Holdings, Inc. with Knobias Holdings, Inc. considered the acquirer (reverse acquisition). Upon completion of the transaction, the entity was renamed Knobias, Inc. reflecting the exchange of equity interests with COVSA.

The Company's primary subsidiary Knobias.com, LLC (formerly Penny PI, LLC) was formed on September 4, 1998, under the laws of the State of Mississippi pursuant to the Mississippi Limited Liability Company Act. Penny PI, LLC was organized to design and implement an Internet website for the provision of subscriber based information and investigative services relating to over-the-counter bulletin board companies, commonly referred to as "penny stocks."

Knobias consolidates, maintains and markets data from the world's largest electronic database of historical and real-time information covering thousands of Outside Market companies. Outside Market companies include those companies that trade publicly "over-the-counter" in such markets as the Over-the-Counter Bulletin Board(TM), the Pink Sheets(TM), and the NASDAQ SmallCap Market (TM), as well as entrepreneurial private companies. The Company's database development and marketing efforts are focused toward servicing institutional customers rather than retail investors. The Company has developed a new website under the Knobias.com name, and discontinued supporting the original Penny PI website. Management of the Company believes that Knobias is the first and largest unbiased resource for Outside Market intelligence.

The accompanying consolidated financial statements include the accounts of Knobias, Inc. and its wholly-owned subsidiary, Knobias.Com, LLC. All Intercompany balances and transactions have been eliminated in consolidation. Knobias Holdings, Inc. and Kollage, LLC are inactive subsidiaries of the Company. Prior to the merger and the 100% consolidation of Kollage, LLC, its income and expenses were included in the financial statements of Knobias Holdings, Inc.

On June 30, 2004, Consolidated Travel Systems, Inc. (the "Company") entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Knobias Holdings, Inc., a privately held Delaware corporation ("Knobias"),and KHI Acquisition, Inc., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger, KHI Acquisition, Inc. has been dissolved.

Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and certificates of deposit issued with an original maturity date of three months or less.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at December 31, 2004, is $43,000.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed in the period incurred. Major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs are removed from the accounts, and any gain or loss is included in operations.

Depreciation and amortization is provided on a straight-line basis. Furniture and leasehold improvements are depreciated over an estimated life of ten years; computer and other equipment are depreciated over an estimated life of five to seven years; computer software is amortized over an estimated life of five years.

Internal Database Development and Amortization

Website development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. Accordingly, all external and direct internal costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage and the post-implementation state are expensed as incurred. Website development costs are being amortized over three years on the straight-line basis. These costs are amortized on a straight-line basis beginning with the date of the website launch and are fully amortized at December 31, 2004. The company expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of the Company's website.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of property and equipment, including website and data development costs, whenever events and circumstances indicate a potential impairment. If indicators of impairment are present, and the undiscounted cash flows to be derived from the use and eventual disposal of the related assets are not expected to be sufficient to recover the asset's carrying amount, and impairment loss is charged to operations in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value of such asset, as determined based upon the related discounted cash flows.

Income Taxes

Knobias, Inc. is a "C Corporation" and, therefore, will, upon achieving taxable earnings, pay taxes as a corporation. The Company accounts for corporate income taxes using the asset and liability method of accounting prescribed by Statement of Financial Accounting Standard No. 109. Because the Company has incurred losses since its inception, no income tax expense has been incurred. Because the Company has not yet generated taxable income, a valuation allowance has been provided equal to the full amount of the deferred tax asset related to the loss carryforward.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

Deferred Revenue

The Company generally receives monthly subscription fees for its services. However, from time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and debt, approximate their fair values due to their short-term maturities.

Revenue Recognition

For revenue from services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 updated and revised the existing revenue recognition policies to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the Company's financial statements.

Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of the provision of information through its website, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of monthly, semi-annual, and annual prepaid subscription fees billed or collected in advance.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2004, is $43,000.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements. Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Miscellaneous income for the year ended December 31, 2003, of $64,442 represents a gain on securities sold in 2003.

Stock Based Compensation

Stock option grants are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock options granted if the option price is not less than the fair market value of the underlying stock at the grant date. For each of the years ended December 31, 2004 and 2003, no stock based compensation expense was included in the determination of net loss as all options granted during the years had an exercise price equal to the estimated market value of the stock on the date of grant.

Stock-based awards to non-employees are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:

                                                                   2004              2003
                                                                   ----              ----
Net loss, as reported                                         $   (2,811,127)   $   (1,830,803)
Less stock based compensation expense determined under fair
value method for all stock options
                                                                      (3,975)               --
                                                              --------------    --------------
Pro forma net loss                                            $   (2,815,102)   $   (1,830,803)
                                                              ==============    ==============

Basic loss per share
  As reported                                                 $        (0.06)   $        (0.05)
                                                              ==============    ==============
  Pro forma                                                   $        (0.06)   $        (0.05)
                                                              ==============    ==============


See discussion of pricing of and additional information on these options included in Note H.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $23,000 and $7,000 for the year ended December 31, 2004 and 2003, respectively.

Net Loss Per Common Share

Net loss per share - basic and diluted is based upon the weighted average common shares outstanding which totaled 43,984,884 and 34,911,941 for the years ended December 31, 2004 and 2003.

For purposes of determining net loss per share - diluted, neither the conversion of debt or equity securities nor the exercise of outstanding options or warrants are assumed because the effect would be antidilutive.

Recently Issued Accounting Pronouncements


In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

Knobias, Inc. ("the Company" or "Knobias") was formed in November 2004, under the laws of the State of Delaware pursuant to the Delaware General Corporation Law ("DGCL"). On November 15, 2004, Consolidated Travel Systems, Inc. ("COVSA") acquired all the outstanding stock of Knobias Holdings, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias Holdings, Inc. with Knobias Holdings, Inc. considered the acquirer (reverse acquisition). Upon completion of the transaction, the entity was renamed Knobias, Inc. reflecting the exchange of equity interests with COVSA.

Effective with the agreement, all previously outstanding stock owned by COVSA's stockholders were exchanged for a total of 2,500,000 shares of the Knobias Holdings, Inc. common stock, along with a cash payment of $400,000, less filing fees.

The total consideration paid was $670,733 and the significant components of the transaction are as follows:

Common stock retained (at par value)             $  25,000
Assets acquired                                          -
Liabilities assumed                                      -
Cash paid ($400,000 less filing fees)              399,367
                                                 ---------
Consideration   given  to   original   COVSA
shareholders                                       424,367
Common stock  issued for  services  provided
(at par value)                                      20,341
Commissions and fees paid                          226,025
                                                 ---------
     Total consideration/organization costs      $ 670,733
                                                 =========

In accordance with accounting principles generally accepted in the United States, these amounts have been expensed and are reflected in the accompanying statement of operations as a non-operating expense.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT


Major classes of property and equipment at December 31, 2004, consists of the following:

                                                          2004
                                                          ----

Furniture, equipment and leasehold improvements       $    174,384

Computer hardware and software                             444,343

Website and database development                           608,544
                                                      ------------

Total property, equipment, and database development      1,227,271

Less:  accumulated amortization                           (608,544)
Less: accumulated depreciation                            (367,607)
                                                      ------------
Total accumulated depreciation                            (976,151)

Property, equipment and database development, net     $    251,120
                                                      ============

Depreciation and amortization expense was $87,764 and $286,426 for the years ended December 31, 2004 and 2003, respectively.

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

                                                                                              2004
Securities  Purchase  Agreement for $500,000  bearing interest at 12% with interest payable  monthly,  maturing June 15, 2005.  Remaining  $225,000 to be drawn 90 days after  initiation  (December 16, 2004).  The Agreement  provides that an additional
4% per annum,  payable monthly,  is due on the balance until it is paid in full. In the  event  that the  Company  raises  more  than  $2,000,000  from the sale of its securities,  it is obligated to repay the notes plus accrued interest  immediately.
DCOFI  Master,  Ltd.  holds a  second  priority  lien on  substantially  all of the
Company's  assets.  This lien is junior to the lien  granted to the  holders of the
Secured Convertible Notes issued November 15, 2004.                                               $ 275,000
Debt issuance costs, net of accumulated amortization of $2,917 at December 31, 2004                (32,083)
                                                                                                  ---------
                                                                                                    242,917
                                                                                                  ---------
Secured  Convertible  Notes,  interest  at 8% payable  quarterly,  due  November 1,
2006. The notes are  convertible at any time, at the option of the note  purchaser, into the  Company's  common  stock at the  initial  conversion  price  (subject  to adjustment) of $0.60 per share;  however,  the conversion  price will be reduced to
$0.30 per share in the event that either (1) the Company's  annualized  pre-tax net income  for  the  three-month  period  ending  December  31,  2005,  is  less  than
$2,000,000  or (2) the volume  weighted  average  trading  price for the  Company's common  stock for the month of  December  2005 is less than  $1.00 per  share.  The investors of these notes are secured by a security  interest in  substantially  all of the  Company's  assets and a guarantee by its  subsidiaries.  At the time of the issuance of the notes,  the Company also issued to the note purchasers  warrants to purchase an  aggregate of  3,000,000  shares of the  Company's  common  stock.  The warrants may be exercised,  in whole or in part, at any time within five years from
the date of the issuance of the notes, for an exercise price of $0.01 per share.                  1,000,000
Debt issuance costs, net of accumulated amortization of $6,250 at December 31, 2004                (68,750)

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


Debt discount--beneficial conversion feature, net
of accumulated  amortization of $22,104 at December 31, 2004      (243,148)
Debt discount--value  attributable to warrants attached to
notes, net of accumulated amortization of $39,125 at
December 31, 2004                                                 (430,371)
                                                                 ---------
                                                                   257,731
Total                                                            $ 500,648
Less: current portion of long-term debt                           (242,917)
                                                                 ---------
Note payable - long-term                                         $ 257,731
                                                                 =========

In connection with issuance of the Securities Purchase Agreement and in accordance with EITF Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recognized an imbedded beneficial conversion feature present in the Securities Purchase Agreement. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $265,252 of the proceeds, which is the amount allocated based on the fair value of the combined debt and equity instruments included in the agreement. This discount has been recorded as additional paid in capital and as a discount against the Securities Purchase Agreement issued during the year ending December 31, 2004. The debt discount attributed to the beneficial conversion feature is amortized over the securities' twenty-four month duration as interest expense.

In connection with the placement of the Securities Purchase Agreement, the Company issued warrants granting the holders the right to acquire 3,000,000 shares of the Company's common stock at $0.01 per share. In accordance with EITF Issue 00-27, Application of EITF Issue 98-5 to Certain Convertible Instruments, the Company recognized the value attributable to the warrants in the amount of $469,496 (calculated as a pro rata value of all equity and debt instruments issued in the transaction) to additional paid-in-capital and a discount against the debt issued during 2004. The Company valued the warrants in accordance withy EITF 00-27; using the Company's estimate of fair value at that time of the securities at the date of issue which was $0.60.


NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004, consist of the followings:

                                                                  2004
                                                               --------
Accrued payroll                                                $ 42,167

Miscellaneous accrued expenses                                   33,982
Deferred revenue                                                 16,990
                                                               --------
Total accrued liabilities                                      $ 93,139
                                                               ========


NOTE F - STOCKHOLDER'S EQUITY

Common Stock

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,667 shares outstanding at December 31, 2004 (34,911,941 at December 31, 2003). Holders of the Class A common stock are entitled to one vote per share.

On November 15, 2004, Consolidated Travel Systems, Inc. ("COVSA") acquired all the outstanding stock of Knobias Holdings, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias Holdings, Inc. with Knobias Holdings, Inc. considered the acquirer (reverse acquisition). Upon completion of the transaction, the entity was renamed Knobias, Inc. reflecting the exchange of equity interests with COVSA.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

The existing shareholders of Knobias Holdings, Inc. received an exchange of 34,911,941 shares of Knobias, Inc. for their existing Knobias Holdings, Inc. shares held at December 31, 2003. Prior to the merger, Knobias Holdings, Inc. also issued additional common stock which was exchanged in the merger for 947,786 shares of Knobias, Inc. and is reflected as a stock issuance in the Statement of Deficiency in Stockholders' Equity.

The Company owned 50% of the company Kollage, LLC prior to the merger. The owner of the remaining 50% had advanced $362,000 to the Company prior to the merger. During the merger, the owner of the remaining 50% of Kollage, LLC was awarded 9,531,700 shares of common stock of the Company in exchange for his interest in Kollage and advances to the Company.

The Company had subordinated debt of $1,050,000 outstanding at December 31, 2003. In connection with the merger, that debt, along with $253,202 of accrued interest was converted into 841,216 shares of common stock of the Company.

In connection with the merger, the Company distributed to the COVSA shareholders of record 2,500,000 shares of the Company's common stock. Also, the Company distributed to others in exchange for services rendered 2,034,024 shares of the Company's common stock. These amounts have been recorded as a portion of merger costs at the par value of the stock.

Series A Preferred Stock

In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock for $1.20 per share. Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to the Company or are themselves customers of the Company will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by the Company from each referred customer and from the holder itself for (i) access to Knobias' internet-based financial services platform and (ii) execution of customer securities transactions.

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into two shares of common stock, subject to adjustment, as defined in the agreement. There were no beneficial conversion discounts associated with this preferred stock.

Additional Paid-in-Capital

Transactions to additional paid-in-capital which are not related to the issuance of stock discussed under common stock above relate to debt issue discounts of $469,496 for warrants attached to convertible debt securities and $265,252 for beneficial conversion features associated with those same securities. See Note D for a description of these securities.

NOTE G - INCENTIVE STOCK OPTION PLAN

In 2004, the Company authorized the Stock Incentive Plan (the "Plan") allowing up to 5,000,000 shares of the Company's common stock to be awarded to the Company's employees, directors, consultants, advisors, and other service providers. The stock incentive plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and incentive stock options. Optionees receive the right to purchase a specified number of shares of common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. Options may not be granted at an exercise price less than the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
     Exercise Prices   Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
     ---------------   -----------         ------------        --------------  -----------   --------------
      $1.295-$3.004      158,500                     8.59            $ 2.00        65,500         $ 3.004
      =============      =======                     ====            ======        ======         =======


Transactions involving options issued to employees summarized as follows:

                                                        Weighted Average
                                      Number of Shares   Price Per Share
                                      ----------------   ---------------

       Outstanding at January 1, 2003           89,750    $      3.004
          Granted                                   --              --
          Exercised                                 --              --
          Canceled or expired                  (24,250)             --
                                          ------------    ------------
       Outstanding at December 31, 2003         65,500    $      3.004
          Granted                               93,000           1.295
          Exercised (Note G)                        --              --
          Canceled or expired (Note G)              --              --
                                          ------------    ------------
       Outstanding at December 31, 2004        158,500    $       2.00
                                          ============    ============


The Company granted stock options for 93,000 shares to shareholders during the year ended December 31, 2004. The estimated value of the options granted to shareholders during the year ended December 31, 2004, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 0%. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $3,975 to compensation expense in the year granted.

Warrants

In connection with its merger during 2004, the Company issued warrants to purchase 3,203,750 shares of the Company's common stock. The options are exercisable at prices ranging from $0.01 to $0.60 per share and are exercisable for five years after their issuance.

Also, the Company assumed warrants previously issued by Knobias Holdings, Inc. under substantially the same terms in which they were originally issued. The warrants are for 18 months after the issuance of securities for the Company and are exercisable at a price of $3.25 per share.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

                             Warrants Outstanding                                    Warrants Exercisable
                             --------------------                                    --------------------

                                            Weighted Average        Weighed                       Weighted
                              Number     Remaining Contractual      Average          Number       Average
       Exercise Prices     Outstanding        Life (Years)       Exercise Price    Exercisable  Exercise Price
       ---------------     -----------   ---------------------   --------------    -----------  --------------
       $0.01 to $3.25         4,094,968                4.22         $  0.75         4,094,968       $   0.75
       ==============         =========                ====         =======         =========       ========


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                                        Weighted Average
                                      Number of Shares  Price Per Share
                                      ----------------  ---------------

       Outstanding at January 1, 2003          891,218   $       3.25
          Granted                                   --             --
          Exercised                                 --             --
          Canceled or expired                       --             --
                                          ------------   ------------
       Outstanding at December 31, 2003        891,218           3.25
          Granted                            3,203,750           0.05
          Exercised                                 --             --
          Canceled or expired                       --             --
                                          ------------   ------------
       Outstanding at December 31, 2004      4,094,968   $       0.75
                                          ============   ============


The value of warrants was determined using the Company's estimate of value utilized during its merger and fund-raising efforts (which approximated fair market value) during November 2004. Warrants to purchase 3,000,000 shares of the Company's stock have been recorded as a debt discount (See Note D.). Other warrants were substantially the same as the fair market value of the new company at the time of their issuance. Therefore, no expense was recorded at that time.


NOTE I - SIGNIFICANT RISKS AND UNCERTAINTIES

The Company has a limited operating history and is currently pursuing a business strategy that is largely unproven. As a result, its ability to successfully implement its business plan is dependent on, among other things, its ability to generate sufficient cash flow through operations or additional debt or equity transactions to sustain business development efforts until revenues from customers reach levels that can support ongoing operations. The Company expects to continue to incur operating losses for the near future and there can be no assurance that profitability will be achieved or sustained.

The Company is heavily dependent upon its developed and purchased database, software and hardware products. As mentioned previously, the Company amortizes capitalized database and internal use software and depreciates purchased hardware and software on a straight-line basis over an estimated useful life of three to five years. Due to inherent technological changes in the computer hardware and software industry, the period over which such items are being amortized and depreciated may be longer than its actual useful life. In the event that this fact becomes apparent, the amortization and depreciation will have to be accelerated.

The Company is also heavily dependent on other vendors to provide access to the information it markets through its website. Various contracts have been entered into, mostly for a term of one year or month-to-month basis for the provision of this information. The failure of these vendors to supply the information contracted for would have a severe adverse impact on the Company's ability to provide future services to its customers.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

Legal Proceedings

The Company is party to lawsuits and other claims that arise in the ordinary course of business. The lawsuits assert claims related to the general business activities of the Company. The cases are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. While management believes that the final resolution of pending legal proceedings will not have a material impact on the Company's financial position or results of operations, the final resolution of such proceedings could have a material adverse effect on the Company's financial position or results of operation.


NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $10,300,000, expire at various times from 2015 through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The tax asset increased due to the accumulation during the year ended December 31, 2004, of additional net operating losses of approximately $2,500,000 or additional deferred tax assets of $875,000. Components of deferred tax assets as of December 31, 2004 are as follows:

Non-Current:
Net operating loss carry forward   $ 2,800,000
                                   -----------
Valuation allowance                 (2,800,000)
                                   -----------
Net deferred tax asset             $        --
                                   ===========

NOTE K - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:
                                                 2004           2003
                                             ------------   ------------

Net loss available for common stockholders   $ (2,811,127)  $ (1,830,803)
                                             ============   ============
Basic and fully diluted loss per share       $      (0.06)  $      (0.05)
                                             ============   ============
Weighted average common shares outstanding     43,984,884     34,911,941
                                             ============   ============

All per share information reflects the 1 for 3 reverse stock split effected on November 17, 2004.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

NOTE L - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space that expire in at various times during 2004. Minimum lease payments for the year ending December 31, 2005, are $58,000 with none required thereafter.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from 6 months to 2 years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for the years ending December 31, 2004 and 2003, totaled $114,000 and $98,000, respectively.


NOTE M - BUSINESS CONCENTRATION

The Company has two customers which represent 26% and 28% of its revenues for the years ended December 31, 2004 and 2003. The Company's does not have any vendors which accounted for more than 10% of total purchases.


NOTE N - SUBSEQUENT EVENT

Under the Securities Purchase Agreement dated November 15, 2004, (See Note D), the remaining $225,000 of the amount to be advanced was received by the Company on January 28, 2005.

On March 15, 2005, the Company entered into a Securities Purchase Agreement with DCOFI Master Ltd. for the issuance of $550,000 in Senior Subordinated Notes in exchange for the Securities Purchase Agreement previously issued to the same company in the amount of $500,000. The effect of this agreement is to extend the due date of the notes to September 1, 2006. In connection with this agreement, the Company issued warrants to purchase 323,530 shares of the Company's common stock. These warrants are exercisable until five years from the date of issuance at a purchase price of $0.85 per share. The Company also issued a second priority lien in substantially all of the Company's assets, which is junior to that granted to the holders of the Company's 8% Secured Convertible Notes.

On April 8, 2005, the Company and Cornell reached an agreement to terminate the Standby Equity Distribution Agreement.

NOTE O - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2004, the Company incurred a loss of $2,811,127. The Company's current liabilities exceeded its current assets by $170,744 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing. The Company is also actively marketing its products in order to increase its customer base and revenues. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.