Form 10QSB
period 2005-03-31
KNOBIAS, INC.
filed 2005-05-13
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005

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

                                 (601) 978-3399
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X___   No _____

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2005, was 50,666,505 shares, held by approximately 536 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes _____   No ___X___

                                  KNOBIAS, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2005

                                Table of Contents

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             March 31, 2005 and December 31, 2004                              4

             Condensed Consolidated Statements of Losses:
             Three Months Ended March 31, 2005 and 2004                        5

             Condensed Consolidated Statement of Stockholders' Equity
             Three Months Ended March 31, 2005                             6 - 9

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2005 and 2004                  11 - 12

             Notes to Unaudited Condensed Consolidated Financial
             Information: March 31, 2005                                 13 - 22

    Item 2.  Management's Discussion and Analysis                        23 - 27

    Item 3.  Controls and Procedures                                          27


PART II.  OTHER INFORMATION                                                   27

    Item 1.  Legal Proceedings                                                27

    Item 2.  Changes in Securities                                            27

    Item 3.  Defaults Upon Senior Securities                                  28

    Item 4.  Submission of Matters to a Vote of Security Holders              28

    Item 5.  Other Information                                                28

    Item 6.  Exhibits and Reports on Form 8-K                            28 - 32

Signatures                                                                    33

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2005   December 31, 2004
                                                                  --------------   -----------------
ASSETS                                                              (Unaudited)
Current assets:
 Cash                                                              $     60,316      $    242,692
 Accounts receivable                                                    157,033            97,849
 Prepaid expenses                                                        41,467            27,559
                                                                   ------------      ------------
  Total current assets                                                  258,816           368,100

 Property, equipment, and database development: (Note C)              1,230,480         1,227,271
 Less: accumulated amortization and depreciation                        996,587           976,151
                                                                   ------------      ------------
 Property, equipment, and database development, net                     233,893           251,120

Other assets                                                              7,971             7,971
                                                                   ------------      ------------

Total assets                                                       $    500,680      $    627,191
                                                                   ============      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                  $    354,665      $    202,788
 Current portion of long-term debt (Note D)                               3,128           242,917
 Accrued liabilities                                                    172,324            93,139
                                                                   ------------      ------------
  Total current liabilities                                             530,017           538,844

Long-term liabilities:
  Note payable long-term  (Note D)                                      885,616           257,731
                                                                   ------------      ------------

Commitment and Contingencies                                                 --                --

(Deficiency in) stockholders' equity:
Preferred stock Series A, par value; $0.01; authorized 5,000,000 shares; 958,333 shares issued and outstanding at March 31, 2005 and December 31, 2004
(Note F)                                                              1,150,000         1,150,000
Common stock, par value; $0.01, authorized 95,000,000 shares;
50,666,667 and 50,766,667 shares issued and outstanding at March
31, 2005 and December 31, 2004 (Note F)                                 506,667           507,667
Additional paid-in capital (Note F)                                   9,793,936         9,793,936
Accumulated deficit                                                 (12,365,656)      (11,620,987)
                                                                   ------------      ------------

Total (deficiency in) stockholders' equity                             (915,053)         (169,384)
                                                                   ------------      ------------

Total liabilities and (deficiency in) stockholders' equity:        $    500,680      $    627,191
                                                                   ============      ============


 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months
                                                           Ended March 31,
                                                        2005            2004
                                                   ------------    ------------
Revenues:
Subscription revenue                               $    503,187    $    456,764
Information provisioning                                 47,699          45,000
                                                   ------------    ------------

Total revenue                                           550,886         501,764

Operating Expenses:
Product related costs                                   656,512         497,078
Selling, general and administrative                     476,607         238,676
Depreciation and amortization                            20,436          22,432
                                                   ------------    ------------
Total operating expenses                              1,153,555         758,186


(Loss) from operations                                 (602,669)       (256,422)

Other income (expense):
Interest income                                             828              18
Merger related costs (Note B)                                --              --
Miscellaneous income                                         --           5,828
Interest (expense)                                     (142,828)        (52,780)
                                                   ------------    ------------

Total other income (expense)                           (142,000)        (46,934)

Loss before provision for income taxes                 (744,669)       (303,356)


Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $   (744,669)   $   (303,356)
                                                   ============    ============

Loss per share (basic and fully diluted)           $      (0.01)   $      (0.01)
                                                   ============    ============

Basic and diluted weighted average number
  of shares outstanding,                             50,666,667      43,103,669
                                                   ============    ============


 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                               Preferred    Preferred                    Common     Additional
                                  "A"      "A" Shares      Common        Shares       Paid In      Accumulated
                                Shares       Amount        Shares        Amount       Capital        Deficit        Total
                               ---------   -----------   ----------    ---------    -----------   ------------    ----------
Balance at January 1, 2005       958,333   $ 1,150,000   50,766,667    $ 507,667    $ 9,793,936   $(11,620,987)   $ (169,384)
Shares returned- issued for
  expenses (Note F)                   --            --     (100,000)      (1,000)            --             --        (1,000)
Net loss                              --            --           --           --             --       (744,669)     (744,669)
                               ---------   -----------   ----------    ---------    -----------   ------------    ----------
Balance at March 31, 2005        958,333   $ 1,150,000   50,666,667    $ 506,667    $ 9,793,936   $(12,365,656)   $ (915,053)
                               =========   ===========   ==========    =========    ===========   ============    ==========


 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
Cash flows from operating activities
 Net loss                                                 $  (744,669)   $  (303,356)
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Depreciation and amortization                                20,436         22,432
  Amortization of debt issuance costs                         109,969             --
  Prior period costs deducted in current period                (1,000)            --
  Changes in operating assets and liabilities
   (Increase) in accounts receivable                          (59,184)       (82,243)
   Decrease (increase) in prepaid expenses                     14,717         12,537
   Decrease (increase) in other assets                             --          9,022
   Increase in accounts payable and accrued expenses          244,229         55,259
   Increase in deferred revenue                                 8,208         (2,092)
                                                          -----------    -----------
    Net cash used in operating activities                    (407,294)      (288,441)
                                                          -----------    -----------
Cash flows provided by (used in) investing activities

 Capital expenditures                                              --        (10,979)
                                                          -----------    -----------

    Net cash provided by (used in) investing activities            --        (10,979)
                                                          -----------    -----------
Cash flows from financing activities
 Issuance of common stock                                          --        488,000
 Issuance of preferred stock                                       --             --
 Repayment of debt                                                (82)       (25,080)

 Proceeds from notes payable                                  225,000             --
                                                          -----------    -----------

    Net cash provided by financing activities                 224,918        462,920

    Net increase (decrease) in cash                          (182,376)       163,500

Cash, beginning of period                                     242,692        165,357
                                                          -----------    -----------
Cash, end of period                                       $    60,316    $   328,857
                                                          ===========    ===========

Supplemental disclosure of cash flow information

Cash transactions:
 Cash paid for interest                                   $        --    $    12,642
 Income taxes                                                      --             --

Non-cash transactions:
    Stockholder loans converted to stock                      174,993             --
 Subordinated debt converted to stock                       1,050,000             --
Equipment purchases under vendor finance agreements             3,209             --
Accrued and prepaid interest re-financed into new debt         50,000             --


 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2004, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2005, and December 31, 2004, is $53,000 and $43,000, respectively.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Stock Based Compensation

Stock option grants are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock options granted if the option price is not less than the fair market value of the underlying stock at the grant date. For the period ended March 31, 2005, and for the year ended December 31, 2004, no stock based compensation expense was included in the determination of net loss as all options granted during the years had an exercise price equal to the estimated market value of the stock on the date of grant.

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:

                                                    For the Three
                                                        Months        For the
                                                        Ended        Year Ended
                                                      March 31,    December 31,
                                                         2005           2004
                                                         ----           ----
Net loss, as reported                                 $(744,669)   $ (2,811,127)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                --              --
Less stock based compensation expense determined
under fair value method for all stock options
(SFAS No. 123)                                               --          (3,975)
                                                      ----------   -------------
Pro forma net loss                                    $(744,669)   $ (2,815,102)
                                                      ==========   =============

Basic loss per share
  As reported                                           $ (0.01)        $ (0.06)
                                                        ========        ========
  Pro forma                                             $ (0.01)        $ (0.06)
                                                        ========        ========


See discussion of pricing of and additional information on these options included in Note F.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $7,000 and $3,000 for each of the three months ended March 31, 2005 and 2004, respectively.

Reclassifications

Certain  reclassifications have been made in prior period's financial statements
to   conform   to   classifications   used   in  the   current   period.   These
reclassifications had no effect on reported losses.

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

Effective with the agreement, all previously outstanding stock owned by COVSA's stockholders were exchanged for a total of 2,500,000 shares of the Knobias Holdings, Inc. common stock, along with a cash payment of $400,000, less any filing fees.

The total consideration paid was $670,733 and the significant components of the transaction are as follows:

Common stock retained (at par value)                            $  25,000
Assets acquired                                                        --
Liabilities assumed                                                    --
Cash paid ($400,000 less filing fees)                             399,367
                                                                ---------
Consideration given to original COVSA shareholders                424,367
Common stock issued for services provided (at par value)           20,341
Commissions and fees paid                                         226,025
                                                                ---------
     Total consideration/organization costs                     $ 670,733
                                                                =========

In accordance with accounting principles generally accepted in the United States, these amounts have been expensed and are reflected in the accompanying statement of operations as a non-operating expense.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                        March 31,   December 31,
                                                          2005          2004
                                                        ---------     ---------
Furniture, equipment and leasehold improvements        $  174,384    $  174,384
Computer hardware and software                            447,552       444,343
Website and database development                         608,544       608,544
                                                        ---------     ---------
Total property, equipment, and database development     1,230,480     1,227,271

Less:  accumulated amortization                         (608,544)     (608,544)
Less: accumulated depreciation                          (388,043)     (367,607)
                                                        ---------     ---------
Total accumulated depreciation                          (996,587)     (976,151)

Property, equipment and database development, net       $ 233,893    $  251,120
                                                        =========    ==========


Depreciation and amortization expense was $20,436 and $22,432 for the three months ended March 31, 2005 and 2004, respectively.

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

                                           March 31, 2005      December 31, 2004
                                           --------------      -----------------
Securities    Purchase   Agreement   for
$550,000  bearing  interest  at 12% with
interest   payable   monthly,   maturing
September   1,   2006.   The   Agreement
provides   that  an  additional  4%  per
annum,  payable  monthly,  is due on the
balance until it is paid in full. In the
event that the Company  raises more than
$2,000,000   from   the   sale   of  its
securities, it is obligated to repay the
notes plus accrued interest immediately.
DCOFI  Master,   Ltd.   holds  a  second
priority  lien on  substantially  all of
the  Company's  assets.   This  lien  is
junior  to  the  lien   granted  to  the
holders of the Secured Convertible Notes
issued November 15, 2004.                     $ 550,000             $ 275,000

Debt issuance costs,  net of accumulated
amortization  of  $11,667  and $2,917 at
March 31, 2005 and December 31, 2004            (23,333)              (32,083)
                                              ---------             ---------
                                                526,667               242,917
                                              ---------             ---------
Line  of  credit   equipment   financing
$15,000  limit,  variable  interest rate
(20.49%   at  March  31,   2005),   with
payments due monthly                              3,128                    --

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (CONT')

Secured  Convertible Notes,  interest at
8% payable  quarterly,  due  November 1,
2006.  The notes are  convertible at any
time,   at  the   option   of  the  note
purchaser,  into  the  Company's  common
stock at the  initial  conversion  price
(subject  to  adjustment)  of $0.60  per
share;  however,  the  conversion  price
will be  reduced  to $0.30  per share in
the event that either (1) the  Company's
annualized  pre-tax  net  income for the
three-month  period ending  December 31,
2005, is less than $2,000,000 or (2) the
volume  weighted  average  trading price
for the  Company's  common stock for the
month  of  December  2005 is  less  than
$1.00 per share.  The investors of these
notes are secured by a security interest
in  substantially  all of the  Company's
assets   and   a   guarantee    by   its
subsidiaries.   At  the   time   of  the
issuance of the notes,  the Company also
issued to the note  purchasers  warrants
to purchase an  aggregate  of  3,000,000
shares of the  Company's  common  stock.
The warrants may be exercised,  in whole
or in  part,  at any  time  within  five
years from the date of the  issuance  of
the  notes,  for an  exercise  price  of
$0.01 per share.                              1,000,000             1,000,000

Debt issuance costs,  net of accumulated
amortization  of  $15,625  and $6,250 at
March 31, 2005 and December 31, 2004            (59,375)              (68,750)

Debt   discount--beneficial   conversion
feature, net of accumulated amortization
of $55,261 and $22,104 at March 31, 2005
and December 31, 2004                          (209,991)             (243,148)

Debt  discount--value   attributable  to
warrants   attached  to  notes,  net  of
accumulated  amortization of $97,912 and
$39,125 at March 31,  2005 and  December
31, 2004                                       (371,685)             (430,371)
                                             ----------            ----------
                                                358,949               257,731
                                             ----------            ----------
Total                                        $  888,744            $  500,648
Less: current portion of long-term debt           3,128             (242,917)
                                             ----------            ----------
Note payable - long-term                     $  885,616            $  257,731
                                             ----------            ==========

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (CONT')

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

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                              March 31,         December 31,
                                                2005               2004
                                                ----               ----
Accrued payroll                               $ 83,754           $ 42,167
Accrued interest                                22,836             11,375
Miscellaneous accrued expenses                  40,536             22,607
Deferred revenue                                25,198             16,990
                                              --------           --------
Total accrued liabilities                     $172,324           $ 93,139
                                              --------           ========

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,667 and 50,666,667 shares outstanding at March 31, 2005, and December 31, 2004, respectively. Holders of the Class A common stock are entitled to one vote per share. The Company is authorized to issue 5,000,000 shares of Series A preferred stock at March 31, 2005 and December 31, 2004. The Company has 958,333 shares of Series A preferred stock issued and outstanding at March 31, 2005 and December 31, 2004.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY (CONT')

Common Stock

In January 2005, the Company received back 100,000 shares of common stock valued at $1,000 issued in exchange for expenses.

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

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.

                              Options Outstanding                                   Options Exercisable
                              -------------------                                   -------------------
                                         Weighted Average         Weighed                        Weighted
                         Number        Remaining Contractual      Average         Number         Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price   Exercisable   Exercise Price
   ---------------     -----------     ---------------------   --------------   -----------   --------------
    $1.295-$3.004        158,500               8.26               $ 2.00           65,500         $ 3.004
                         =======               ====               ======           ======         =======

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions involving options issued to employees summarized as follows:

                                             Number of        Weighted Average
                                              Shares           Price Per Share
                                             ---------        ----------------
       Outstanding at January 1, 2003           89,750                 $ 3.004
          Granted                                   --                      --
          Exercised                                 --                      --
          Canceled or expired                 (24,250)                      --
                                               -------                 -------
       Outstanding at December 31, 2003         65,500                 $ 3.004
          Granted                               93,000                   1.295
          Exercised (Note F)                        --                      --
          Canceled or expired                       --                      --
                                               -------                 -------
       Outstanding at December 31, 2004        158,500                 $  2.00
                                               =======                 =======
          Granted                                   --                      --
          Exercised                                 --                      --
          Canceled or expired                       --                      --
                                               -------                 -------
       Outstanding at March 31, 2005           158,500                 $  2.00
                                               =======                 =======


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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                              Warrants Outstanding                                     Warrants Exercisable
                              --------------------                                     --------------------
                                            Weighted Average         Weighed                         Weighted
                            Number        Remaining Contractual      Average          Number         Average
     Exercise Prices     Outstanding          Life (Years)        Exercise Price   Exercisable    Exercise Price
     ----------------    -----------      ---------------------   --------------   -----------    --------------
       $0.01 to $3.25     4,094,968              3.89                $  0.75        4,094,968        $   0.75
       ==============     =========              ====                =======        =========        ========

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions   involving  warrants  issued  to  investors  and  consultants  are summarized as follows:

                                               Number of        Weighted Average
                                                 Shares          Price Per Share
                                               ---------        ----------------
       Outstanding at January 1, 2003            891,218                $   3.25
          Granted                                      -                       -
          Exercised                                    -                       -
          Canceled or expired                          -                       -
                                               ---------                --------
       Outstanding at December 31, 2003          891,218                    3.25
          Granted                              3,203,750                    0.05
          Exercised                                    -                       -
          Canceled or expired                          -                       -
                                               ---------                --------
       Outstanding at December 31, 2004        4,094,968                    0.75
                                               ---------

          Granted                                      -                       -
          Exercised                                    -                       -
          Canceled or expired                          -                       -
                                               ---------                --------
       Outstanding at March 31, 2005           4,094,968                $   0.75
                                               =========                ========

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

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represent 17% of its revenues for the three months ended March 31, 2005. The Company's does not have any vendors which accounted for more than 10% of total purchases.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE I - SIGNIFICANT RISKS AND UNCERTAINTIES (CONT')

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

NOTE J - LEASES AND COMMITMENTS

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

Rent expense for each of the three months ending March 31, 2005 and 2004, totaled $23,000 and $23,000, respectively.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE K - SUBSEQUENT EVENT

On April 7, 2005, the Company entered into a Subordinated Promissory Note in the amount of $50,000 with a director of the Company. In connection with this promissory note, the Company also issued a warrant to purchase 10,000 shares of the Company's common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share. The Subordinated Promissory Note bears interest at 12% per annum, payable monthly, and matures on October 7, 2005. The Company has the option to prepay the principal and all accrued interest, at any time prior to the date of maturity.

On April 28, 2005, the Company entered into a Line of Credit agreement with a local bank for $300,000 bearing interest at prime plus two percent and maturing on April 27, 2006. The Company may make periodic draws under this agreement, as deemed necessary by management. The Line of Credit is guaranteed by certain of the Company's shareholders and board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004.

         The following table shows the consolidated statements of revenues for the quarters ended March 31, 2005 and 2004:

                                    March 31,
                             -------------------------
                                 2005          2004         $ CHANGE    % CHANGE
                             -----------    -----------     ----------  --------
Revenue
 Subscription revenue        $   503,187   $    456,764      $ 46,423       10%
 Information provisions           47,699         45,000         2,699        1%
                              -----------    -----------
   Total revenue                 550,886        501,764        49,122       10%
Expenses
 Product related costs           656,512        497,078       159,434       32%
 Selling, general and
  administrative expenses        476,607        238,676       237,931      100%
 Depreciation and
  amortization                    20,436         22,432        (1,996)      -9%
                             -----------    -----------
   Total expenses              1,153,555        758,186       395,369       52%
                             -----------    -----------

   Operating loss               (602,669)      (256,422)     (346,247)    -135%
                             -----------    -----------

 Interest expense, net          (142,000)       (52,762)       (89,238)   -169%

 Merges related costs                 --             --             --      --%

 Other income                         --          5,828         (5,828)   -100%
                             -----------    -----------
   Net loss                  $  (744,669)   $  (303,356)    $ (441,313)   -145%
                             ===========    ===========

         Subscription revenues have increased $46,423 or 10%. The Company in 2004 had only just begun to bill its customers for Morning+PLUS subscriptions. For the quarter ended March 31, 2005, we have significantly larger billings for Morning+PLUS with revenues approximating $30,000 each month versus only $18,000 for the entire first quarter of 2004. Much of this increase was offset by a decrease in overall revenues of approximately $30,000 each month due to certain customers who are no longer in business.

         Product related costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of our website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the quarter ended March 31, 2005, these costs increased 32% or $159,434 over the same costs for the quarter ended March 31, 2004. This increase is attributable to increases in employee costs for increases in personnel levels to provide content for our expanded subscription offerings.

         For the quarter ended March 31, 2005, selling, general and administrative costs increased $237,931 or 100% over the same period in 2004. Approximately $90,000 of this increase is attributable to increases in personnel costs with an additional $108,000 due to increases in professional fees.

         Interest expense for the quarter ended March 31, 2004, represented interest on the line of credit outstanding and on subordinated debt issued during the year ended December 31, 2003, totaling $1,050,000 bearing interest at a rate of 12% to 24%. The increase for the quarter ended March 31, 2005, is due to subordinated debt issued during 2004. While the stated interest rate to be paid on the debt is 8% to 12%, interest expense includes approximately $110,000 of amortization of debt issuance and discount costs. The total debt issuance and debt issuance costs being amortized were $845,000 and are being amortized to interest expense over the life of this debt.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had cash of $60,316 and had a working capital deficit of $280,028. During November 2004, we fully satisfied loans included in current liabilities totaling $2,017,842 with either repayment in cash or the issuance of stock. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         The following is a description of certain transactions that were entered into during 2004 and the first part of 2005 to help provide funds for ongoing operations:

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

      o On December 16, 2004, we entered into a Securities Purchase Agreement with DCOFI Master Ltd. to obtain financing of $500,000 bearing interest at 12% with interest payable monthly and maturing June 15, 2005. The initial $275,000 of this financing was drawn at this time with the remaining $225,000 drawn in January 2005. The agreement provides that an additional 4% per annum, payable monthly which is due on the balance until it is paid in full. In the event that we raise more than $2,000,000 from the sale of our securities, we are obligated to repay the notes plus accrued interest immediately. DCOFI Master, Ltd. holds a second priority lien on substantially all of our assets. This lien is junior to the lien granted to the holders of the Secured Convertible Notes issued November 15, 2004. This Agreement was amended in 2005 to extend the due date to September 1, 2006, and to increment the amount of this financing to $550,000, including the first $50,000 of interest payments which would have been due on the account.

      o During April 2005, we borrowed $50,000 from one of our directors to finance ongoing operations. The note bears interest at 12% per annum, payable monthly, and matures October 7, 2005. In connection with the issuance of this note, the Company also issued 10,000 warrants to purchase the Company's common stock.

      o On April 28, 2005, we entered into a Line of Credit agreement with a local bank for $300,000 bearing interest at prime plus two percent and maturing on April 27, 2006. We will make periodic draws under this agreement, as deemed necessary by management. The Line of Credit is guaranteed by certain of the Company's shareholders and board of directors.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2004 financial statements included in the Company's Annual Report states that the Company's historical losses raise substantial doubts about the Company's ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

                                  RISK FACTORS

         Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. In addition, for the quarter ended March 31, 2005, we incurred a net loss of $744,669. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ANY ADVERSE ECONOMIC DEVELOPMENTS IN RHE FINANCIAL SERVICES INDUSTRY AND/OR THE ECONOMY IN GENERAL.

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

WE MAY ENCOUNTER RISKS RELATING YO SECURITY OR OTHER SYSTEM DISRUPTIONS AND FAILURES THAT COULD REDUCE THE ATTRACTIVENESS OF OUR WEBSITE AND THAT COULD HARM OUR BUSINESS.

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

         We are obligated to file with the SEC one or more registration statements covering the resale of (i) the shares of common stock to be issued upon conversion of our Series A Preferred Stock, (ii) the shares of common stock issuable on the conversion of the Notes and (iv) the shares of common stock issuable upon the exercise of the warrants issued to the Note Purchasers. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that the registration statements will be declared effective by the SEC.

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

ITEM 3. CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KNOBIAS, INC.

Date:  May 13, 2005               By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal
                                  Executive Officer) and Chief Financial Officer
                                  (Principal Accounting Officer and Principal
                                  Financial Officer)