Form 10QSB
period 2005-06-30
KNOBIAS, INC.
filed 2005-08-15
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2005

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

                                 Yes |X| No |_|

The number of shares of Common Stock, $0.001 par value, outstanding on July 27, 2005, was 50,666,505 shares, held by approximately 535 shareholders.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                                  KNOBIAS, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents

                                                                                      Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           June 30, 2005 and December 31, 2004                        4

                  Condensed Consolidated Statements of Operations:
                           Three and Six Months Ended June 30, 2005 and 2004          5

                  Condensed Consolidated Statement of Deficiency in
                  Stockholders' Equity Six Months Ended June 30, 2005                 6 - 9

                           Condensed Consolidated Statements of Cash Flows:
                           Six Months Ended June 30, 2005 and 2004                    11 - 12

                  Notes to Condensed Consolidated Financial Information:
                  March 31, 2005                                                      13 - 22

         Item 2.  Management's Discussion and Analysis                                23 - 27
         Item 3.  Controls and Procedures                                             27

PART II.  OTHER INFORMATION                                                           27

         Item 1.  Legal Proceedings                                                   27

         Item 2.  Changes in Securities                                               27

         Item 3.  Defaults Upon Senior Securities                                     28

         Item 4.  Submission of Matters to a Vote of Security Holders                 28

         Item 5.  Other Information                                                   28

         Item 6.  Exhibits and Reports on Form 8-K                                    28 - 32

Signatures                                                                            33

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                     2005            2004
                                                                 ------------    ------------
                                                                  (Unaudited)
                                     Assets

Current assets
Cash                                                             $    129,066    $    242,692
Accounts receivable                                                   159,399          97,849
Prepaid expenses                                                       37,601          27,559
                                                                 ------------    ------------

Total current assets                                                  326,066         368,100

Property, equipment, and database development (Note C):             1,232,679       1,227,271
Less: accumulated amortization and depreciation                     1,015,580         976,151
                                                                 ------------    ------------
Property, equipment, and database development, net                    217,099         251,120

Other assets                                                            7,971           7,971
                                                                 ------------    ------------

Total assets                                                     $    551,136    $    627,191
                                                                 ============    ============

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                                 $    403,012    $    202,788
Current portion of long-term debt (Note D)                            127,612         242,917
Accrued liabilities (Note E)                                          441,825          93,139
                                                                 ------------    ------------

Total current liabilities                                             972,449         538,844

Long-term debt                                                      1,160,952         257,731
                                                                 ------------    ------------
Total liabilities                                                   2,133,401         796,575

Deficiency in stockholders' equity (Note F)
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
958,333 outstanding at June 30, 2005, and
December 31, 2004                                                   1,150,000       1,150,000
Common Stock, $0.01 par value; 95,000,000 shares
authorized; 50,666,505 and 50,766,667 outstanding
at June 30, 2005 and December 31, 2004, respectively                  506,665         507,667
Additional paid-in capital                                          9,793,936       9,793,936
Accumulated deficit                                               (13,032,866)    (11,620,987)
                                                                 ------------    ------------

Total deficiency in stockholders' equity                           (1,582,265)       (169,384)
                                                                 ------------    ------------

Total liabilities and deficiency in stockholders' equity         $    551,136    $    627,191
                                                                 ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended     For the Six Months Ended
                                                      June 30,                       June 30,
                                                2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue:
Subscription revenues                      $    493,310    $    447,860    $    996,497    $    904,624
Information provisioning                         32,602          54,510          80,301          99,510
                                           ------------    ------------    ------------    ------------

Total revenue                                   525,912         502,370       1,076,798       1,004,134

Operating Expenses:
Product related costs                           528,566         668,933       1,149,554       1,166,011
Selling, general and administrative             492,746         270,724       1,004,877         509,400
Depreciation and amortization                    18,993          22,431          39,429          44,863
                                           ------------    ------------    ------------    ------------
Total expenses                                1,040,305         962,088       2,193,860
                                                                                              1,720,274

(Loss) from  operations                        (514,393)       (459,718)     (1,117,062)       (716,140)

Other income (expense):
Interest income                                     257              16           1,085              34
Miscellaneous income                                 --              --              --           5,828
Interest (expense)                             (153,076)        (67,642)       (295,904)       (120,422)
                                           ------------    ------------    ------------    ------------


Total other income (expense)                   (152,819)        (67,626)       (294,819)       (114,560)
                                           ------------    ------------    ------------    ------------


Loss before provision for income taxes         (667,212)       (527,344)     (1,411,881)       (830,700)

Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (667,212)   $   (527,344)   $ (1,411,881)       (830,700)
                                           ============    ============    ============    ============

Loss per share (basic and fully diluted)   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                           ============    ============    ============    ============

Basic and diluted weighted
averages number of shares
outstanding                                  50,666,505      43,103,669      50,666,005      43,103,669
                                           ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                     Preferred      Preferred
                                        "A"           "A"                            Common
                                       Shares        Shares         Common           Shares
                                                     Amount         Shares           Amount
                                    ------------   ------------   ------------    ------------
 Balance, December 31, 2004              958,333   $  1,150,000     50,766,667    $    507,667

Cancellation of shares issued for
expenses                                      --             --       (100,000)         (1,000)

Adjustment due to rounding off of
shares                                        --             --           (162)             (2)

 Net loss                                     --             --             --              --
                                    ------------   ------------   ------------    ------------
 Balance, June 30, 2005                  958,333   $  1,150,000     50,666,505    $    506,665
                                    ============   ============   ============    ============


                                      Additional
                                        Paid-in     Accumulated
                                        Capital       Deficit          Total
                                     ------------   ------------    ------------
 Balance, December 31, 2004          $  9,793,936   $(11,620,987)   $   (169,384)

Cancellation of shares issued for
expenses                                       --             --          (1,000)

Adjustment due to rounding off of
shares                                         --              2              --

 Net loss                                      --     (1,411,881)     (1,411,881)
                                     ------------   ------------    ------------
 Balance, June 30, 2005              $  9,793,936   $(13,032,866)   $ (1,582,265)
                                     ============   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                   June 30,
                                                             2005           2004
                                                          -----------    -----------
Cash flows from operating activities
Net loss                                                  $(1,411,881)   $  (830,700)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization                                  39,429         44,863
Amortization of debt issuance costs                           215,805             --
Cancellation of shares issued for expenses                     (1,000)            --
Changes in operating assets and liabilities
(Increase) in accounts receivable                             (61,550)       (54,364)
Decrease (increase) in prepaid expenses                         9,083         33,131
Decrease (increase) in other assets                                --         25,160
Increase in accounts payable and accrued expenses             578,785        334,588
                                                          -----------    -----------

Net cash used in operating activities                        (631,329)      (447,322)
                                                          -----------    -----------

Cash flows provided by (used in) investing activities
Capital expenditures                                           (5,408)       (33,896)
                                                          -----------    -----------

Net cash provided by (used in) investing activities            (5,408)       (33,896)
                                                          -----------    -----------

Cash flows from financing activities
Issuance of common stock                                           --        668,000
Issuance of preferred stock                                        --             --
Repayment of debt                                                (245)       (25,080)
Proceeds from notes payable                                   523,356             --
                                                          -----------    -----------

Net cash provided by financing activities                     523,111        642,920

Net increase (decrease) in cash                              (113,626)       161,702

Cash, beginning of period                                     242,692        165,357
                                                          -----------    -----------

Cash, end of period                                       $   129,066    $   327,059
                                                          ===========    ===========

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest                                    $        --    $    12,642
Income taxes                                                       --             --

Non-cash transactions:
Cancellation of shares issued for expenses                       1000             --
Stockholder loans converted to common stock                        --        174,993
Equipment purchases under vendor finance agreements             3,209             --
Accrued and prepaid interest re-financed into new debt         50,000             --
Fees for debt issuance compensated through common stock
to be issued (currently recorded as accrued liabilities)        1,000             --

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2004, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (cont.)

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2005, and December 31, 2004, was $33,000 and $43,000, respectively.

Internal Database Development and Amortization

In our earlier years, we dedicated significant time of various employees to the development of our product and website. These costs were capitalized based on an allocation by employee of their time spent on projects which were deemed internal development projects under accounting standards. These costs are amortized on a straight-line basis beginning with the date of the website launch and are fully amortized at December 31, 2003. Our expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of our website.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (cont.)

Stock Based Compensation

Stock option grants are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock options granted if the option price is not less than the fair market value of the underlying stock at the grant date. For the period ended June 30, 2005, and for the year ended December 31, 2004, no stock based compensation expense was included in the determination of net loss as all options granted during the years had an exercise price equal to the estimated market value of the stock on the date of grant.

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:

                                                       For the Three Months Ended               For the Six Months Ended
                                                      ------------------------------       -------------------------------
                                                        June 30,           June 30,           June 30,          June 30,
                                                      -----------       ------------       ------------       ------------
                                                         2005               2004               2005               2004
                                                      -----------       ------------       ------------       ------------
Net loss, as reported                                 $  (667,212)      $   (527,344)      $ (1,411,881)      $   (830,700)
Add: Total stock based employee compensation
expense as reported under intrinsic value method               --                 --                 --                 --
(APB. No. 25)
Less stock based employee compensation expense
determined under fair value method for all stock
options (SFAS No. 123)                                 (1,080,000)                --         (1,080,000)                --
                                                      -----------       ------------       ------------       ------------
Pro forma net loss                                    $(1,747,212)      $   (527,344)      $ (2,491,881)      $   (830,700)
                                                      ===========       ============       ============       ============

Basic (and assuming dilution) loss per share
  As reported                                         $     (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                      ===========       ============       ============       ============
  Pro forma                                           $     (0.03)      $      (0.01)      $      (0.05)      $      (0.02)
                                                      ===========       ============       ============       ============

See discussion of pricing of and additional information on these options included in Note G.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $1,000 and $8,000 for each of the three months ended June 30, 2005 and 2004, respectively ($9,000 and $11,000 for the six months ended June 30, 2005 and 2004, respectively).

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (cont.)

Reclassifications

Certain  reclassifications have been made in prior period's financial statements
to   conform   to   classifications   used   in  the   current   period.   These
reclassifications had no effect on reported losses.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (cont.)

The total consideration paid was $670,733 and the significant components of the transaction are as follows:

Common stock retained (at par value)                                    $ 25,000
Assets acquired                                                               --
Liabilities assumed                                                           --
Cash paid ($400,000 less filing fees)                                    399,367
                                                                        --------
Consideration given to original COVSA
shareholders                                                             424,367
Common stock issued for services provided
(at par value)                                                            20,341
Commissions and fees paid                                                226,025
                                                                        --------
     Total consideration/organization costs                             $670,733
                                                                        ========

In accordance with accounting principles generally accepted in the United States, these amounts have been expensed and are reflected in the statement of operations for the quarter and year ended December 31, 2004, as a non-operating expense.

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                           June 30,      December 31,
                                                             2005              2004
                                                         -----------       -----------
Furniture, equipment and leasehold improvements          $   174,384       $   174,384
Computer hardware and software                               449,751           444,343
Website and database development                             608,544           608,544
                                                         -----------       -----------
Total property, equipment, and database development        1,232,679         1,227,271

Less:  accumulated amortization                             (608,544)         (608,544)
Less: accumulated depreciation                              (407,036)         (367,607)
                                                         -----------       -----------
Total accumulated depreciation                            (1,015,580)         (976,151)

Property, equipment and database development, net        $   217,099       $   251,120
                                                         -----------       ===========

Depreciation and amortization expense was $18,993 and $22,431 for the three months ended June 30, 2005 and 2004, respectively ($39,429 and $44,863 for the six months ended June 30, 2005 and 2004, respectively).

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

                                                 June 30, 2005  December 31,2004
                                                 -------------  ----------------
Senior   Subordinated   Notes  for  $550,000
bearing   interest  at  12%  with   interest
payable  monthly,   maturing   September  1,
2006.  DCOFI  Master,  Ltd.  holds a  second
priority  lien on  substantially  all of the
Company's  assets.  This  lien is  junior to
the  lien  granted  to  the  holders  of the
Secured  Convertible  Notes issued  November
15, 2004.                                            $550,000         $275,000

Debt  issuance  costs,  net  of  accumulated
amortization  of $15,784  and $2,917 at June
30, 2005 and December 31, 2004                        (19,216)         (32,083)
                                                     ---------        ---------
                                                       530,784          242,917
                                                     ---------        ---------

Line of credit equipment  financing  $15,000
limit,  variable  interest  rate  (20.49% at
June 30, 2005), with payments due monthly                3,112               --

Secured  Convertible  Notes,  interest at 8%
payable  quarterly,  due  November  1, 2006.
The notes are  convertible  at any time,  at
the option of the note  purchaser,  into the
Company's   common   stock  at  the  initial
conversion  price (subject to adjustment) of
$0.60 per  share;  however,  the  conversion
price  will be reduced to $0.30 per share in
the  event  that  either  (1) the  Company's
annualized   pre-tax   net  income  for  the
three-month   period  ending   December  31,
2005,  is less  than  $2,000,000  or (2) the
volume  weighted  average  trading price for
the Company's  common stock for the month of
December  2005 is less than $1.00 per share.
The  investors of these notes are secured by
a security  interest in substantially all of
the Company's  assets and a guarantee by its
subsidiaries.  At the  time of the  issuance
of the notes,  the  Company  also  issued to
the note purchasers  warrants to purchase an
aggregate   of   3,000,000   shares  of  the
Company's  common stock. The warrants may be
exercised,  in whole or in part, at any time
within  five  years  from  the  date  of the
issuance  of  the  notes,  for  an  exercise
price of $0.01 per  share.  The  Company  is
currently  in default on its  $1,000,000  in
secured convertible notes issued in November
2004  for  failure  to  have  an   effective
registration  statement  with the Securities
and  Exchange  Commission   registering  the
shares  underlying  the secured  convertible
notes. As a result, the Company is obligated
to  pay  18%  interest  and  other   default
penalties.                                           1,000,000        1,000,000

Debt  issuance  costs,  net  of  accumulated
amortization  of $25,000  and $6,250 at June
30, 2005 and December 31, 2004                         (50,000)         (68,750)

Debt     discount--beneficial      conversion
feature, net of accumulated  amortization of
$88,417  and  $22,104  at June 30,  2005 and
December 31, 2004                                     (176,835)        (243,148)

Debt    discount--value    attributable   to
warrants   attached   to   notes,   net   of
accumulated  amortization  of  $156,499  and
$39,125 at June 30,  2005 and  December  31,          (312,997)        (430,371)
2004                                                 ---------        ---------
                                                       460,168          257,731
                                                     ---------        ---------

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (cont.)

Promissory  Note  with  company   director,
interest  at  12%  payable   monthly,   due
October 7,  2005.  In  connection  with the
issuance  of  this  promissory   note,  the
Company   issued  a  warrant  to   purchase
10,000  shares  of  the  Company's   common
stock,  which are  exercisable  until  five
years  from the date of  issuance  at $0.75
per  share,  net  of  discount  for  $1,000
value   place  on   warrants   issued  less
amortization of $500 at June 30, 2005                 49,500                --

Line of  Credit  for  $300,000  with  local
bank,  interest  at prime plus 2%  maturing
on April 27, 2006                                     170,000                --

Promissory  Note,  interest  at 8%  due  at
maturity  which is August 22, 2005, or upon
the funding of  $1,500,000  equity raise by
the Company                                            75,000                --
                                                    ---------          --------

Total                                              $1,288,564          $500,648

Less: current portion of long-term debt              (127,612)         (242,917)
                                                    ---------          --------

Note payable - long-term                           $1,160,952          $257,731
                                                   ----------          ========

In connection with issuance of the 8% Secured Convertible Notes and in accordance with EITF Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recognized an imbedded beneficial conversion feature present in the Securities Purchase Agreement. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $265,252 of the proceeds, which is the amount allocated based on the fair value of the combined debt and equity instruments included in the agreement. This discount has been recorded as additional paid in capital and as a discount against the Securities Purchase Agreement issued during the year ending December 31, 2004. The debt discount attributed to the beneficial conversion feature is amortized over the securities' twenty-four month duration as interest expense.

In connection with the placement of the 8% Secured Convertible Notes, the Company issued warrants granting the holders the right to acquire 3,000,000 shares of the Company's common stock at $0.01 per share. In accordance with EITF Issue 00-27, Application of EITF Issue 98-5 to Certain Convertible Instruments, the Company recognized the value attributable to the warrants in the amount of $469,496 (calculated as a pro rata value of all equity and debt instruments issued in the transaction) to additional paid-in-capital and a discount against the debt issued during 2004. The Company valued the warrants in accordance withy EITF 00-27; using the Company's estimate of fair value at that time of the securities at the date of issue which was $0.60.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                     June 30,     December 31,
                                                      2005            2004
                                                    --------        --------
Accrued payroll                                     $ 33,438        $ 42,167
Accrued interest                                      60,576          11,375
Miscellaneous accrued expenses                        80,053          22,607
Funds received in advance of equity raise            250,000              --
Deferred revenue                                      17,758          16,990
                                                    --------        --------
Total accrued liabilities                           $441,825        $ 93,139
                                                    --------        ========

The Company has received $250,000 from an existing investor during the quarter ended June 30, 2005, as an advance on its next level of equity to be issued. The type of security which is to be issued has not yet been specified. In the unlikely event that this issuance does not take place, the advance will be due back to the investor.

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issue 95,000,000 shares of its common stock and has 50,766,505 and 50,766,667 shares outstanding at June 30, 2005, and December 31, 2004, respectively. Holders of the Class A common stock are entitled to one vote per share. The Company is authorized to issue 5,000,000 shares of Series A preferred stock at June 30, 2005 and December 31, 2004. The Company has 958,333 shares of Series A preferred stock issued and outstanding at June 30, 2005 and December 31, 2004.

Common Stock

In January 2005, the Company received back 100,000 shares of common stock valued at $1,000 issued in exchange for expenses. During April 2005, the Company committed to issue 100,000 shares of its common stock in connection with the refinancing of the DCOFI Master, Ltd. Securities Purchase Agreement. This amount has been recorded as an expense. As of June 30, 2005, these shares have not been issued and are recorded as accrued liabilities.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                         Weighted Average         Weighted                      Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
       $0.72-$3.004     3,420,500               9.68              $ 0.78         1,789,500      $ 0.83
       ============     =========               ====              ======         =========      ======

Transactions involving options issued to employees summarized as follows:

                                                  Number      Weighted Average
                                                 of Shares    Price Per Share
                                                 ---------    ---------------
Outstanding at December 31, 2003                    65,500        $   3.004
   Granted                                          93,000            1.295
   Exercised (Note F)                                   --               --
   Canceled or expired                                  --               --
                                                 ---------        ---------
Outstanding at December 31, 2004                   158,500        $    2.00
   Granted                                       3,262,000             0.72
   Exercised                                            --               --
   Canceled or expired                                  --               --
                                                 ---------        ---------
Outstanding at June 30, 2005                     3,420,500        $    0.78
                                                 =========        =========

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the quarter ended June 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $1,080,000 to compensation expense in the year granted.

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

Warrants

In connection with its merger during 2004, the Company issued warrants to purchase 3,203,750 shares of the Company's common stock. The warrants are exercisable at prices ranging from $0.01 to $0.60 per share and are exercisable for five years after their issuance.

Also, the Company assumed warrants previously issued by Knobias Holdings, Inc. under substantially the same terms in which they were originally issued. The warrants are exercisable at a price of $3.25 per share.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                  Warrants Outstanding and Exercisable
                  ------------------------------------
                                           Weighted Average        Weighed
                           Number       Remaining Contractual      Average
Exercise Prices         Outstanding          Life (Years)       Exercise Price
---------------         -----------          ------------       --------------
$0.01 to $3.25           4,450,998               3.73             $  0.75
==============           =========               ====             =======

Transactions   involving  warrants  issued  to  investors  and  consultants  are summarized as follows:

                                                   Number      Weighted Average
                                                 of Shares     Price Per Share
                                                 ---------     ---------------
Outstanding at December 31, 2003                   891,218             3.25
   Granted                                       3,203,750             0.05
   Exercised                                            --               --
   Canceled or expired                                  --               --
                                                 ---------        ---------
Outstanding at December 31, 2004                 4,094,968             0.75
   Granted                                         356,030             0.84
   Exercised                                            --               --
   Canceled or expired                                  --               --
                                                 ---------        ---------
Outstanding at June 30, 2005                     4,450,998        $    0.75
                                                 =========        =========

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represented 20% of its revenues for the three months ended June 30, 2005. The Company's does not have any vendors which accounted for more than 10% of total purchases.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE J - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space that expire in at various times during 2006. Minimum lease payments for the years ending December 31, 2006 and 2005, are $30,000 and $58,000, respectively, with none required thereafter.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from 6 months to 2 years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for each of the three months ending June 30, 2005 and 2004, totaled $33,000 and $16,000, respectively.

NOTE K - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the six months ended June 30, 2005, the Company incurred a loss of $1,411,881. The Company's current liabilities exceeded its current assets by $646,383 as of June 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

      We offer a range of financial information products from multiple Knobias and third party databases via a single, integrated internet based platform. We are capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

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

Critical Accounting Estimates

Allowance for Doubtful Accounts

      We record an estimate for our estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. Our policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, we have had a limited number of accounts which have become uncollectible once their service has been established. We expect to continue and seek to improve our current procedures for monitoring and collection of past due accounts so that the expense from uncollectible accounts does not increase as our customer base continues to grow.

Deferred Revenue

      We generally receive monthly subscription fees for our services. However, from time to time, we will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. The number and amount of quarterly and annual subscription pre-payments have been immaterial in recent history and are not expected to increase in the near term.

Internal Database Development and Amortization

      In our earlier years, we dedicated significant time of various employees to the development of our product and website. These costs were capitalized based on an allocation by employee of their time spent on projects which were deemed internal development projects under accounting standards. These costs are amortized on a straight-line basis beginning with the date of the website launch and are fully amortized at December 31, 2003. Our expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of our website.

Results of Operations

QUARTER ENDED JUNE 30, 2005, COMPARED TO YEAR ENDED JUNE 30, 2004.

The following table shows the consolidated statements of revenues for the quarters ended June 30, 2005, and 2004:

                                            June 30,
                                 -------------------------------
                                    2005                 2004             $ CHANGE            % CHANGE
                                 -----------         -----------         -----------         -----------
Revenue
 Subscription revenue            $   493,310         $   447,860         $    45,450                 10%
 Information provisions               32,602              54,510             (21,908)               -40%
                                 -----------         -----------
   Total revenue                     525,912             502,370              23,542                  5%
Expenses
 Product related costs               528,566             668,933            (140,367)               -21%
 Selling, general and
  administrative expenses            492,746             270,724             222,022                 82%
 Depreciation and
  amortization                        18,993              22,431              (3,438)               -15%
                                 -----------         -----------
   Total expenses                  1,040,305             962,088              78,217                  8%
                                 -----------         -----------

   Operating loss                   (514,393)           (459,718)            (54,675)                12%
                                 -----------         -----------

 Interest expense, net              (152,819)            (67,626)            (85,193)               126%

 Merges related costs                     --                  --                  --                 --%

 Other income                             --                  --                  --                 --%
                                 -----------         -----------
   Net loss                      $  (667,212)        $  (527,344)        $  (139,868)                27%
                                 ===========         ===========

      Subscription revenues have increased $45,450 or 10%. During the second quarter of 2005, billings to customers for Morning+PLUS subscriptions increased $100,000 over the same period in 2004. This product was first billed to customers during the first part of 2004 and revenues from it have risen steadily since that time. Also we have begun to aggressively pursue sales of our issuer services and had revenues of $18,000 related to this service for the quarter ended June 30, 2005. Much of this increase was offset by a decrease in other subscription revenues due to certain customers who are no longer in business.

      Information provisioning has decreased due to declines in royalties being received from a customer on our news items which it utilizes in its own services. This change represents a $33,000 decline in our revenues which have been offset by increases in press release income.

      Product related costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of our website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the quarter ended June 30, 2005, these costs decreased 21% or $140,367 over the same costs for the quarter ended June 30, 2004. This decrease is attributable to decreases in third party data services and movement of certain employees to other departments, such as sales.

      For the quarter ended June 30, 2005, selling, general and administrative costs increased $222,022 or 82% over the same period in 2004. Approximately $50,000 of this increase is attributable to increases in professional fees with the remainder due to increases in compensation in administrative and sales, including commissions.

      Interest expense increased $85,193 due primarily to the amortization of debt issue costs in connection with debt issued during and after the merger. These amortization costs totaled $110,000 for the quarter ended June 30, 2005, with none being present during the same period in 2004.

Liquidity and Capital Resources

      At June 30, 2005, we had cash of $129,066 and had a working capital deficit of $646,383. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our principal sources of liquidity have been cash provide by private placement of equity and various debt financing (see below). Our principal uses of cash have been for operations and to finance capital expenditures.

      For the three months ended June 30, 2005, net cash used by operations was $224,000 with $298,000 received from the issuance of new debt. The net loss for the period of $667,000 was decreased by non-cash expense items and by increases in our accounts payable and accrued expenses. By comparison, the net cash used by operations for the quarter ended June 30, 2004, were $159,000 while we issued common stock for $180,000.

      The purchase of fixed assets during the quarters ended June 30, 2005, and 2004, were $5,000 and $25,000, respectively.

      For the year ended December 31, 2004, our net cash used in operating activities was $1,841,000. This amount is comprised of a net loss for the period of $2,811,000 reduced by non-cash expense items of $829,000 but increased by growth of accounts payable and accrued expenses of $111,000. Capital expenditures for the period were $88,000. Changes in capital and debt resulting from the merger totaled $2,007,000.

      For the year ended December 31, 2003, net cash used in operating activities were $1,356,000. The net loss for the same period was $1,831,000 reduced by $286,000 in non-cash expenses. The remaining difference is due primarily to increases in accounts payable and accrued expenses of $353,000. We received $97,000 from the sale of investment securities during the period and issued debt securities of $1,050,000.

      The following is a description of certain transactions that were entered into during 2004 and the thus far in 2005 to help provide funds for ongoing operations:

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

            o On March 15, 2005, we issued a Senior Subordinated Secured Note to DCOFI Master, LDC for $550,000 to refinance prior debt of $500,000 and to incur additional debt to both pay interest accrued and prepay interest in the near term totaling $50,000. The notes bear interest at 12% with interest payable monthly and mature September 1, 2006. In connection with this agreement, we also committed to issued 100,000 shares of our common stock and issued a warrant to purchase 323,530 shares of our common stock at $0.85 per share to DCOFI Master, LDC. In the event of prepayment, we must pay 110% of the principal due, plus all accrued and unpaid interest. If we do not repay these notes within two trading days of the maturity date, we are obligated to issue to the holders 100,000 shares of our common stock. DCOFI Master, LDC holds a second priority lien on substantially all of our assets. This lien is junior to the lien granted to the holders of the Secured Convertible Notes issued November 15, 2004.

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

            o On April 28, 2005, we obtained a loan for $75,000 at 8% interest due August 22, 2005, or immediately upon a capital infusion of $1,500,000 or more.

      Other than interest paid in connection with restructuring of debt and equity during the merger in November 2004, we have paid a minimal amount of interest during all periods reported. Although our new debt obligations require significant interest payments, we have the option with our newly issued 8% Secured Convertible Note for $1,000,000 to pay interest in kind by issuing shares of our common stock. Also, we restructured our $500,000 Senior Subordinated Secured Note to DCOFI Master LDC to increase the principal to $550,000 using the additional $50,000 to pay all accrued interest and prepay future interest. We believe that future increases in revenues and other debt and equity cash inflows will enable us to be able to meet interest and debt repayment obligations.

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

Contractual Obligations

                                                          Current
Contractual Obligations                  Amount          Fiscal Year        1-3 Years         4-5 years
                                       ----------        ----------        ----------        ----------
Employment agreements                  $1,050,000        $  350,000        $  700,000                --
Short-term debt                           128,128           128,128                --                --
Long-term debt                          1,720,000                --         1,720,000                --
Operating leases                           43,000            30,000            13,000                --
                                       ----------        ----------        ----------        ----------
  Total contractual obligations        $2,941,128        $  508,128        $2,433,000                --
                                       ----------        ----------        ----------        ----------

      There are no obligations past the year 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.


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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. For the six months ended June 30, 2005, we incurred a net loss of $1,411,881. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

      In their report dated April 4, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2004 in the amount of $2,811,127 and our current liabilities exceeding our current assets by $170,744 as of December 31, 2004. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

      Our officers and directors will beneficially own approximately 40% of our outstanding common stock upon completion of this offering if all shares registered are sold. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

      We are obligated to file with the SEC one or more registration statements covering the resale of (i) the shares of common stock to be issued upon conversion of our Series A Preferred Stock, (ii) the shares of common stock issuable on the conversion of the Notes and (iii) the shares of common stock issuable upon the exercise of the warrants issued to the Note Purchasers. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. We are currently in default for a failure to have the registration statement declared effective and are paying liquidated damages. There can be no assurance that the registration statements will be declared effective by the SEC.

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

Item 3. Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      The Company is currently in default on its $1,000,000 in secured convertible notes issued in November 2004 for failure to have an effective registration statement with the Securities and Exchange Commission registering the shares underlying the secured convertible notes. As a result, the Company is obligated to pay 18% interest and other default penalties. The note holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the note holders. The notes are secured substantially by all of the Company's assets.

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

                         KNOBIAS, INC.


Date:  August 15, 2005   By: /s/ E. KEY RAMSEY
                         -------------------------------------------------------
                         E. Key Ramsey
                         President, Chief Executive Officer (Principal Executive
                         Officer) and Chief Financial Officer (Principal
                         Accounting Officer and Principal Financial Officer)