Form 10QSB
period 2005-09-30
KNOBIAS, INC.
filed 2005-11-14
CIK 1161979

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

                For the Quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2005, was 50,766,505 shares, held by approximately 548 record shareholders.

Transitional Small Business Disclosure Format (check one):
                                  Yes|_| No |X|

                                  KNOBIAS, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005

                                Table of Contents
                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheet:
                    September 30, 2005                                         3

                Condensed Consolidated Statements of Operations:
                    Three and Nine Months Ended September 30, 2005
                    and 2004                                                   4

                Condensed Consolidated Statement of Deficiency in
                Stockholders' Equity:
                    Nine Months Ended September 30, 2005                       5

                Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended September 30, 2005 and 2004              6

                Notes to Condensed Consolidated Financial Information:
                    September 30, 2005                                    7 - 17

      Item 2. Management's Discussion and Analysis                       18 - 27

      Item 3. Controls and Procedures                                         28

PART II. OTHER INFORMATION                                                    29

      Item 1. Legal Proceedings                                               29

      Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      29

      Item 3. Defaults Upon Senior Securities                                 29

      Item 4. Submission of Matters to a Vote of Security Holders             29

      Item 5. Other Information                                               29

      Item 6. Exhibits 28 -                                                   29

Signatures                                                                    30

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       2005
                                                                    (Unaudited)
                                                                   ------------
                                     Assets

Current assets
Cash                                                               $     82,839
Accounts receivable, net of allowance (Note A)                           73,435
Prepaid expenses                                                         14,316
                                                                   ------------

Total current assets                                                    170,590

Property, equipment, and database development (Note C):               1,233,527
Less: accumulated amortization and depreciation                       1,032,662
                                                                   ------------
Property, equipment, and database development, net                      200,865

Other assets                                                              7,971
                                                                   ------------

Total assets                                                       $    379,426
                                                                   ============

                      Liabilities and stockholders' equity

Current liabilities
Accounts payable                                                   $    415,289
Current portion of long-term debt (Note D)                              832,851
Accrued liabilities (Note E)                                            748,789
                                                                   ------------

Total current liabilities                                             1,996,929

Long-term debt                                                          442,482
                                                                   ------------

Total liabilities                                                     2,439,411


Deficiency in Stockholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
958,333 outstanding at September 30, 2005                             1,150,000
Common Stock, $0.01 par value; 95,000,000 shares
authorized; 50,766,505 oustanding
at September 30, 2005                                                   507,665
Additional paid-in capital                                            9,984,187
Accumulated deficit                                                 (13,701,837)
                                                                   ------------

Total deficiency in stockholders' equity                             (2,059,985)
                                                                   ------------

Total liabilities and deficiency in stockholders' equity           $    379,426
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended         For the Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
Subscription revenues                            $    466,402     $    488,283     $  1,462,899     $  1,392,907
Information provisioning                               50,407            7,981          130,708          107,491
                                                 ------------     ------------     ------------     ------------

Total revenue                                         516,809     $    496,264        1,593,607        1,500,398

Operating Expenses:
Product related costs                                 444,849          491,613        1,594,403        1,657,624
Selling, general and administrative                   501,771          518,842        1,506,648        1,028,242
Depreciation and amortization                          17,082           22,413           56,511           67,276
                                                 ------------     ------------     ------------     ------------
Total expenses                                        963,702        1,032,868        3,157,562        2,753,142

(Loss) from  operations                              (446,893)        (536,604)      (1,563,955)      (1,252,744)

Other income (expense):
Interest income                                           198               --            1,283               34
Miscellaneous income                                       --               --               --            5,828
Interest (expense)                                   (222,276)         (60,885)        (518,180)        (181,307)
                                                 ------------     ------------     ------------     ------------

Total other income (expense)                         (222,078)         (60,885)        (516,897)        (175,445)
                                                 ------------     ------------     ------------     ------------

Loss before provision for income taxes               (668,971)        (597,489)      (2,080,852)      (1,428,189)
                                                                                   ------------     ------------

Provision for income taxes                                 --               --               --               --
                                                 ------------     ------------     ------------     ------------

Net loss                                         $   (668,971)    $   (597,489)    $ (2,080,852)      (1,428,189)
                                                 ============     ============     ============     ============

Loss per share (basic and fully diluted)         $      (0.01)    $      (0.01)    $      (0.04)    $      (0.03)
                                                 ============     ============     ============     ============

Basic and diluted weighted averages number of
shares outstanding                                 50,717,667       43,103,669       50,700,500       43,103,669
                                                 ============     ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                                                           Total
                           Preferred       Series A                                      Additional                   (Deficiency In
                              "A"         Preferred        Common          Common         Paid-in      Accumulated     Stockholders'
                             Shares         Stock          Shares          Stock          Capital        Deficit          Equity
                          ------------   ------------   ------------    ------------    ------------   ------------   --------------
Balance, December 31,
2004, restated                 958,333   $  1,150,000     50,766,667    $    507,667    $  9,984,187   $(11,620,987)   $     20,867

Cancellation of shares
issued for expenses                 --             --             --          (1,000)             --             --          (1,000)

Issuance of stock                   --             --             --           1,000              --             --           1,000

Adjustment due to
rounding off of shares              --             --           (162)             (2)             --              2              --

Net loss                            --             --             --              --              --     (2,080,852)     (2,080,852)
                          ------------   ------------   ------------    ------------    ------------   ------------    ------------
Balance, September 30,
2005                           958,333   $  1,150,000     50,766,505    $    507,665    $  9,984,187   $(13,701,837)   $ (2,059,985)
                          ============   ============   ============    ============    ============   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                       2005            2004
                                                                       ----            ----
Cash flows from operating activities
  Net loss                                                          $(2,080,852)    $(1,428,189)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                      56,511          67,276
      Amortization of debt issuance costs                               392,988              --
      Cancellation of shares issued for expenses                         (1,000)
      Changes in operating assets and liabilities
        (Increase) in accounts receivable                                24,414         (27,301)
        Decrease (increase) in prepaid expenses                          13,243          22,246
        Decrease (increase) in other assets                                  --        (100,073)
        Increase in accounts payable and accrued expenses               868,151         495,509
                                                                    -----------     -----------

          Net cash used in operating activities                        (726,545)       (970,532)
                                                                    -----------     -----------

Cash flows provided by (used in) investing activities
  Capital expenditures                                                   (6,256)        (87,658)
                                                                    -----------     -----------

          Net cash provided by (used in) investing activities            (6,256)        (87,658)
                                                                    -----------     -----------

Cash flows from financing activities
  Issuance of common stock                                                   --         730,000
  Repayment of debt                                                        (408)        (25,080)
  Proceeds from notes payable                                           573,356         580,000
                                                                    -----------     -----------

          Net cash provided by financing activities                     572,948       1,284,920

          Net increase (decrease) in cash                              (159,853)        226,730

Cash, beginning of period                                               242,692         165,357
                                                                    -----------     -----------

Cash, end of period                                                 $    82,839     $   392,087
                                                                    ===========     ===========

Supplemental disclosure of cash flow information

Cash transactions:
  Cash paid for interest                                            $        --     $    12,642
  Income taxes                                                               --              --

Non-cash transactions:
  Stockholder loans converted to common stock                       $        --     $   174,993
  Equipment purchases under vendor finance agreements                     3,209              --
  Accrued and prepaid interest re-financed into new debt                 50,000              --
  Fees for debt issuance compensated through common stock issuance        1,000

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated
December 31, 2004, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2005, was $38,000.

Internal Database Development and Amortization

In our earlier years, we dedicated significant time of various employees to the development of our product and website. These costs were capitalized based on an allocation by employee of their time spent on projects which were deemed internal development projects under accounting standards. These costs were amortized on a straight-line basis beginning with the date of the website launch and have been fully amortized at December 31, 2003. We expense costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of our website.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (cont.)

Stock Based Compensation

Stock option grants are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock options granted if the option price is not less than the fair market value of the underlying stock at the grant date. For the period ended September 30, 2005, and for the year ended December 31, 2004, no stock based compensation expense was included in the determination of net loss as all options granted during the years had an exercise price equal to the estimated market value of the stock on the date of grant.

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:

                                                   For the Three Months Ended     For the Nine Months Ended
                                                  ----------------------------  -----------------------------
                                                  September 30,  September 30,  September 30,   September 30,
                                                  -------------  -------------  -------------   -------------
                                                       2005          2004           2005            2004
                                                       ----          ----           ----            ----
Net loss, as reported                               $ (668,971)   $ (597,489)    $(2,080,852)    $(1,428,189)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                               --            --             --              --
Less stock based employee compensation expense
determined under fair value method for all stock
options (SFAS No. 123)                                      --            --      (1,080,000)            --
                                                    ----------    ----------     -----------     -----------
Pro forma net loss                                  $ (668,971)   $ (597,489)    $(3,160,852)    $(1,428,189)
                                                    ==========    ==========     ===========     ===========

Basic (and assuming dilution) loss per share
  As reported                                       $    (0.01)   $    (0.01)    $    (0.04)     $    (0.03)
                                                    ==========    ==========     ===========     ===========
  Pro forma                                         $    (0.01)   $    (0.01)    $    (0.06)     $    (0.03)
                                                    ==========    ==========     ===========     ===========

See discussion of pricing of and additional information on these options included in Note G.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $3,000 and $5,000 for each of the three months ended September 30, 2005 and 2004, respectively ($12,000 and $16,000 for the nine months ended September 30, 2005 and 2004, respectively).

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (cont.)

The total consideration paid was $670,733 and the significant components of the transaction are as follows:

      Common stock retained (at par value)                             $  25,000
      Assets acquired                                                         --
      Liabilities assumed                                                     --
      Cash paid ($400,000 less filing fees)                              399,367
                                                                       ---------
      Consideration given to original COVSA shareholders                 424,367
      Common stock issued for services provided (at par value)            13,674
      Standby Equity Distribution Agreement                                6,667
      Commissions and fees paid                                          226,025
           Total consideration/organization costs                      $ 670,733
                                                                       =========

Under Accounting Principles Bulletin No. 16, Knobias Holdings, Inc. was deemed the acquiring entity in its reverse merger with COVSA. COVSA had no assets and no liabilities and all costs would, therefore, be charged to expense. This includes the items listed above which are reflected in the accompanying statement of operations as non-operating expenses.

The former owners of COVSA had 7,499,480 shares outstanding in that company. After retroactively restating those shares for the 1 for 3 reverse stock split, the former COVSA shareholders received 2,500,000 shares of Knobias, Inc. which have been recorded at their par value of $0.01 per share. In connection with the merger, the former COVSA shareholders, the Company also paid cash consideration of $400,000 less filing fees of $633.

Commissions and fees paid include legal fees paid in connection with the merger of $62,500, stock transfer fees of $2,025 and structuring fees for the assemblage of the participants in the merger transaction totaling $161,500.

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                                   September 30,
                                                                        2005
                                                                   -------------
      Furniture, equipment and leasehold improvements               $   174,384
      Computer hardware and software                                    450,599

      Website and database development                                  608,544
                                                                    -----------
      Total property, equipment, and database development             1,233,527

      Less:  accumulated amortization                                  (608,544)
      Less: accumulated depreciation                                   (424,118)
                                                                    -----------
      Total accumulated depreciation                                 (1,032,662)
                                                                    -----------

      Property, equipment and database development, net             $   200,865
                                                                    -----------

Depreciation and amortization expense was $17,082 and $22,413 for the three months ended September 30, 2005 and 2004, respectively ($56,511 and $67,276 for the nine months ended September 30, 2005 and 2004, respectively).

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

                                                                   September 30,
                                                                       2005
                                                                   -------------
Senior  Subordinated  Notes for $550,000 bearing interest at 12%
with interest payable monthly, maturing September 1, 2006. DCOFI
Master,  Ltd. holds a second priority lien on substantially  all of the Company's assets. This lien is junior to the lien granted to the holders of the Secured  Convertible Notes issued November
15, 2004.                                                             $ 550,000

Debt issuance costs, net of accumulated  amortization of $19,902        (15,098)
                                                                      ---------
                                                                        534,902
                                                                      ---------
Line of  credit  equipment  financing  $15,000  limit,  variable interest rate (20.49% at September 30, 2005),  with payments due
monthly                                                                   2,949

Secured Convertible Notes, interest at 8% payable quarterly,  due
November 1, 2006.  The notes are  convertible at any time, at the option of the note purchaser,  into the Company's common stock at the initial conversion price (subject to adjustment) of $0.60 per share; however, the conversion price will be reduced to $0.30 per share in the  event  that  either  (1) the  Company's  annualized pre-tax net income for the three-month period ending December 31,
2005, is less than $2,000,000 or (2) the volume weighted  average trading  price for the  Company's  common  stock for the month of
December  2005 is less than $1.00 per  share.  The  investors  of these notes are secured by a security  interest in  substantially all of the Company's assets and a guarantee by its  subsidiaries.
At the time of the issuance of the notes, the Company also issued to the note  purchasers  warrants  to purchase  an  aggregate  of
3,000,000  shares of the Company's common stock. The warrants may be exercised,  in whole or in part, at any time within five years from the date of the issuance of the notes, for an exercise price of $0.01 per share.  The Company is  currently  in default on its
$1,000,000 in secured  convertible  notes issued in November 2004 for failure to have an effective  registration statement with the
Securities  and  Exchange   Commission   registering  the  shares
underlying  the  secured  convertible  notes.  As a  result,  the
Company  is  obligated  to pay 18%  interest  and  other  default
penalties.                                                            1,000,000

Debt issuance costs, net of accumulated  amortization of $34,375        (40,625)

Debt discount--beneficial conversion feature, net of accumulated
amortization of $141,670                                               (174,339)

Debt discount--value attributable to warrants attached to notes,
net of  accumulated  amortization  of $266,437                         (342,554)
                                                                      ---------
                                                                        442,482
                                                                      ---------
Promissory Note with company  director,  interest at 12% payable monthly, due October 7, 2005. In connection with the issuance of this  promissory  note, the Company issued a warrant to purchase
10,000  shares  of  the  Company's   common  stock,   which  are
exercisable  until five years from the date of issuance at $0.75 per share,  net of discount  for $1,000  value place on warrants
issued less amortization of $1,000                                       50,000

Line of Credit for $300,000  with local bank,  interest at prime
plus 2% maturing on April 27, 2006                                      170,000

                          KNOBIAS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005
                           (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (cont.)

Promissory  Note,  interest at 8% due at maturity  which is August
22, 2005,  or upon the funding of  $1,500,000  equity raise by the
Company                                                                  75,000
                                                                    -----------
Total                                                               $ 1,275,333
Less: current portion of long-term debt                                (832,851)
                                                                    -----------
Note payable - long-term                                            $   442,482
                                                                    -----------

In connection with the placement of the Securities Purchase Agreement, the Company issued warrants granting the holders the right to acquire 3,000,000 shares of the Company's common stock at $0.01 per share. In accordance with EITF Issue 00-27, Application of EITF Issue 98-5 to Certain Convertible Instruments, the Company recognized the value attributable to the warrants in the amount of $608,991 (calculated as a pro rata value of the note, net of debt issue costs and the calculated value of the warrants) to additional paid-in-capital and a discount against the debt issued during 2004. The Company valued the warrants in accordance withy EITF 00-27; using the Company's estimate of fair value at that time of the securities at the date of issue which was $0.60, volatility of 125% and an interest rate of 3%.

In connection with issuance of the Securities Purchase Agreement and in accordance with EITF Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recognized an imbedded beneficial conversion feature present in the Securities Purchase Agreement. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Under EITF 98-5, the amount allocated to the beneficial conversion feature should be deducted from the balance of the note. In this instance, after the initial allocation of the value of the warrants, the amount calculated as the intrinsic value of the beneficial conversion feature exceeded the remaining pro rata value of the note. Therefore, the remaining $316,009 of the note balance has been recorded as a discount attributable to the beneficial conversion feature. This discount has been recorded as additional paid in capital and as a discount against the Securities Purchase Agreement issued during the year ending December 31, 2004. The debt discount attributed to the beneficial conversion feature is amortized over the securities' twenty-four month duration as interest expense.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                   September 30,
                                                                       2005
                                                                   -------------
Accrued payroll                                                      $ 81,074
Accrued interest                                                       87,695
Miscellaneous accrued expenses                                         96,588
Funds received in advance of equity raise                             450,000
Deferred revenue                                                       33,432
                                                                     --------
Total accrued liabilities                                            $748,789
                                                                     --------

The Company has received $450,000 from an existing investor during the nine months ended September 30, 2005, as an advance on its next level of equity to be issued. The type of security which is to be issued has not yet been specified. In the unlikely event that this issuance does not take place, the advance will be due back to the investor.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issue 95,000,000 shares of its common stock and has 50,766,505 shares outstanding at September 30, 2005. Holders of the Class A common stock are entitled to one vote per share. The Company is authorized to issue 5,000,000 shares of Series A preferred stock at September 30, 2005. The Company has 958,333 shares of Series A preferred stock issued and outstanding at September 30, 2005.

Common Stock

In January 2005, the Company received back 100,000 shares of common stock valued at $1,000 issued in exchange for expenses. During 2005, the Company issued
100,000 shares of its common stock in connection with the refinancing of the DCOFI Master, Ltd. Securities Purchase Agreement. This amount has been recorded as an expense.

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

                          Options Outstanding                                 Options Exercisable
                                    Weighted Average        Weighted                      Weighted
                      Number      Remaining Contractual      Average        Number         Average
Exercise Prices     Outstanding       Life (Years)       Exercise Price   Exercisable   Exercise Price
---------------     -----------       ------------       --------------   -----------   --------------
  $0.72-$3.004       3,420,500            9.43               $ 0.78        1,789,500         $ 0.83
  ============       =========            ====               ======        =========         ======

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (cont.)

Transactions involving options issued to employees summarized as follows:

                                                                Weighted Average
                                               Number of Shares  Price Per Share
                                               ----------------  ---------------
Outstanding at December 31, 2003                     65,500        $   3.004
   Granted                                           93,000            1.295
   Exercised (Note F)                                    --               --
   Canceled or expired                                   --               --
                                                  ---------        ---------
Outstanding at December 31, 2004                    158,500        $    2.00
   Granted                                        3,262,000             0.72
   Exercised                                             --               --
   Canceled or expired                                   --               --
                                                  ---------        ---------
Outstanding at September 30, 2005                 3,420,500        $    0.78
                                                  =========        =========

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the nine months ended September 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $1,080,000 to compensation expense in the year granted.

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

               Warrants Outstanding and Exercisable
                                 Weighted Average        Weighed
                               Remaining Contractual     Average
Exercise Prices       Number       Life (Years)       Exercise Price
                   Outstanding
 $0.01 to $3.25     4,450,998         3.48               $ 0.75
 ==============     =========         ====               ======

Transactions   involving  warrants  issued  to  investors  and  consultants  are summarized as follows:

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (cont.)

                                                                Weighted Average
                                               Number of Shares  Price Per Share
                                               ----------------  ---------------
Outstanding at December 31, 2003                    891,218             3.25
   Granted                                        3,203,750             0.05
   Exercised                                             --               --
   Canceled or expired                                   --               --
                                                  ---------        ---------
Outstanding at December 31, 2004                  4,094,968             0.75
   Granted                                          356,030             0.84
   Exercised                                             --               --
   Canceled or expired                                   --               --
                                                  ---------        ---------
Outstanding at September 30, 2005                 4,450,998        $    0.75
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

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represented 19% of its revenues for the three months ended September 30, 2005. The Company's does not have any vendors which accounted for more than 10% of total purchases.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE I - SIGNIFICANT RISKS AND UNCERTAINTIES (cont.)

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

NOTE J - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space that expire in at various times during 2006. Minimum lease payments for the years ending December 31, 2006 and 2005, are $16,000 and $53,000, respectively, with none required thereafter.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from 6 months to 2 years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for each of the three months ending September 30, 2005 and 2004, totaled $30,000 and $30,000, respectively.

NOTE K - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the nine months ended September 30, 2005, the Company incurred a loss of $2,080,852. The Company's current liabilities exceeded its current assets by $1,826,339 as of September 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Results of Operations

QUARTER ENDED SEPTEMBER 30, 2005, COMPARED TO YEAR ENDED SEPTEMBER 30, 2004.

The following table shows the consolidated statements of revenues for the quarters ended September 30, 2005, and 2004:

                                            September 30,
                                 -------------------------------
                                    2005                 2004             $ CHANGE            % CHANGE
                                 -----------         -----------         -----------         -----------
Revenue
 Subscription revenue            $   466,402         $   488,283         $    (21,881)                -4%
 Information provisions               50,407               7,981               42,426                532%
                                 -----------         -----------
   Total revenue                     516,809             496,264               20,545                  4%
Expenses
 Product related costs               444,849             491,613               46,764                 10%
 Selling, general and
  administrative expenses            501,771             518,842               17,071                  3%
 Depreciation and
  amortization                        17,082              22,413                5,331                 24%
                                 -----------         -----------
   Total expenses                    963,702           1,032,868               69,166                  7%
                                 -----------         -----------

   Operating loss                   (446,893)           (536,604)              89,711                 17%
                                 -----------         -----------

 Interest expense, net              (222,078)            (60,885)            (161,193)              -265%

 Merges related costs                     --                  --                  --                  --%

 Other income                             --                  --                  --                  --%
                                 -----------         -----------
   Net loss                      $  (668,971)        $  (597,489)        $    (71,482)               -12%
                                 ===========         ===========

Information provisioning for the quarter ended September 30, 2004, were completely comprised of royalties from a customer carrying our news items. While these royalties have been steadily declining since the middle of 2004, the amount for the quarter ended September 30, 2004, were artificially deflated by adjustments during that period to correct prior months accruals after the decline was discovered. During the quarter ended September 30, 2005, these royalties totaled $13,963. Information provisioning also contains press release income of $10,000 and issuer services income of over $25,000 which were not present in 2004.

Product related costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of our website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the quarter ended September 30, 2005, these costs decreased 10% or $46,764 over the same costs for the quarter ended June 30, 2004. This decrease is attributable to decreases in third party data services and movement of certain employees to other departments, such as sales.

Interest expense increased $161,193 due primarily to the amortization of debt issue costs in connection with debt issued during and after the merger. These amortization costs totaled $150,000 for the quarter ended September 30, 2005, with none being present during the same period in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had cash of $82,839 and had a working capital deficit of $1,826,339. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our principal sources of liquidity have been cash provide by private placement of equity and various debt financing (see below). Our principal uses of cash have been for operations and to finance capital expenditures.

For the three months ended September 30, 2005, net cash used by operations was $95,000 with $50,000 received from the issuance of new debt. The net loss for the period of $669,000 was decreased by non-cash expense items and by increases in our accounts payable and accrued expenses. By comparison, the net cash used by operations for the quarter ended September 30, 2004, were $523,000 while we issued common stock for $180,000.

The purchase of fixed assets during the nine months ended September 30, 2005, and 2004, were $6,000 and $88,000, respectively.

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

o During April 2005, we borrowed $50,000 from one of our directors to finance ongoing operations. The note bears interest at 12% per annum, payable monthly, and matures October 7, 2005. In connection with the issuance of this note, the Company also issued 10,000 warrants to purchase the Company's common stock which are exercisable until five years from the date of issuance at $0.75 per share. The debt issue discount attributable to these warrants was calculated to be approximately $1,000 and has been recorded as a reduction of the amount of the note and will be amortized over the life of the loan.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. For the nine months ended September 30, 2005, we incurred a net loss of $2,080,852. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

If We Cannot Generate New Subscribers, We May Not Achieve Profitability.

      To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our website and through our existing customer relationships. We need to increase the number of these leads that are converted into subscriptions for our products and services. In order to increase our revenue to the level required to break even, we will have to increase users of our issuer services product by approximately 150 users and our professional users by approximately 100 users under the current anticipated product mix. While the mix of these users may change, the need for significant increases in our customer base remains. If we fail to generate new subscribers, we may not achieve profitability.

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

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                                  KNOBIAS, INC.


Date: November 14, 2005                       By: /s/ E. KEY RAMSEY
                                                  -----------------
                                              E. Key Ramsey
                                              President, Chief Executive Officer
                                              (Principal Executive Officer) and
                                              Chief Financial Officer (Principal
                                              Accounting Officer and Principal
                                              Financial Officer)