Form 10KSB/A
period 2004-12-31
KNOBIAS, INC.
filed 2006-01-30
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

                                          KNOBIAS, INC.


Dated: January 30, 2006                   By: /s/ E. KEY RAMSEY
                                          -------------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer), Chief
                                          Accounting Officer (Principal
                                          Accounting Officer)and Chief Financial
                                          Officer (Principal Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ E. KEY RAMSEY          CEO, President and Director        January 30, 2006
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   January 30, 2006
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             January 30, 2006
--------------------
Robert L. Atkins

                           Director                           January 30, 2006
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           January 30, 2006
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           January 30, 2006
----------------------
Joseph L. Stephens

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

/s/ HORNE LLP
-------------------
Jackson, Mississippi
December 29, 2004

                                  KNOBIAS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


ASSETS
Current assets:
   Cash                                                            $    242,692

   Accounts receivable                                                   97,849

   Prepaid expenses                                                      27,559
                                                                   ------------
     Total current assets                                               368,100

 Property, equipment, and database development: (Note C)              1,227,271
 Less: accumulated amortization and depreciation                       (976,151)
                                                                   ------------
 Property, equipment, and database development, net                     251,120

Other assets                                                              7,971

Total assets                                                       $    627,191
                                                                   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    202,788
   Current portion of long-term debt (Note D)                           242,917

   Accrued liabilities                                                   93,139
                                                                   ------------
     Total current liabilities                                          538,844

Long-term liabilities:
  Note payable-long-term  (Note D)                                       67,480
                                                                   ------------

Commitment and Contingencies (Note L)

(Deficiency in) stockholders' equity:
Preferred stock Series A, par value; $0.01; authorized 5,000,000 shares; 958,333 shares issued and outstanding at December 31, 2004
(Note F)                                                              1,150,000
Common stock, par value; $0.01, authorized 95,000,000 shares;
50,766,667 shares issued and outstanding at December 31, 2004
(Note F)                                                                507,667
Additional paid-in capital (Note F)                                   9,984,187
Accumulated deficit                                                 (11,620,987)
                                                                   ------------

Total (deficiency in) stockholders' equity                               20,867

Total liabilities and (deficiency in) stockholders' equity:        $    627,191
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
                                                                   ============    ============


           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                               Additional
                                    Preferred      Preferred                      Common
                                       "A"         "A" Shares       Common        Shares         Paid In
                                      Shares         Amount         Shares        Amount         Capital
                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                 --   $         --     34,911,941   $    349,119   $  6,965,182

Net loss                                     --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2003                 --   $         --     34,911,941   $    349,119   $  6,965,182

Issuance of stock                       958,333      1,150,000        947,786          9,478        533,515
Issuance of stock to owner of
remaining 50% of Kollage, LLC                --             --      9,531,700         95,317        266,683
Conversion of notes payable to
common stock                                 --             --        841,216          8,412      1,293,808
Stock issued to former
shareholders of COVSA                        --             --      2,500,000         25,000             --
Stock issued in merger in lieu of
payment of expenses                          --             --      2,034,024         20,341             --
Beneficial conversion features of
convertible debt                             --             --             --             --        316,009
Value of warrants attached to
convertible debentures                       --             --             --             --        608,990

Net loss                                     --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2004            958,333   $  1,150,000     50,766,667   $    507,667   $  9,984,187
                                   ============   ============   ============   ============   ============



                                   Accumulated
                                      Deficit          Total
                                   ------------    ------------
Balance at December 31, 2002       $ (6,979,057)   $    335,244

Net loss                             (1,830,803)     (1,830,803)
                                   ------------    ------------

Balance at December 31, 2003       $ (8,809,860)   $ (1,495,559)

Issuance of stock                            --       1,692,993
Issuance of stock to owner of
remaining 50% of Kollage, LLC                --         362,000
Conversion of notes payable to
common stock                                 --       1,302,220
Stock issued to former
shareholders of COVSA                        --          25,000
Stock issued in merger in lieu of
payment of expenses                          --          20,341
Beneficial conversion features of
convertible debt                             --         316,009
Value of warrants attached to
convertible debentures                       --         608,990

Net loss                             (2,811,127)     (2,811,127)
                                   ------------    ------------

Balance at December 31, 2004       $(11,620,987)   $     20,867
                                   ============    ============


           See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Year Ended December 31,
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities
   Net loss                                                           $ (2,811,127)   $ (1,830,803)
   Adjustments to reconcile net loss to net
     cash used in operating activities
        Changes in operating assets and liabilities
          Depreciation and amortization                                     87,764         286,426

          Merger related costs                                             670,733              --

          Amortization of debt issuance costs                               70,396              --

          Gain on sale of investments                                           --         (71,967)
          (Increase) in accounts receivable                                 (9,128)        (81,721)
          Decrease (increase) in prepaid expenses                           13,432         (24,783)
          Decrease (increase) in other assets                               19,965          14,075
          Increase in accounts payable and accrued expenses                111,073         352,880

          Increase in deferred revenue                                       5,523               9
                                                                      ------------    ------------
             Net cash used in operating activities                      (1,841,369)     (1,355,884)
                                                                      ------------    ------------

Cash flows provided by (used in) investing activities


   Proceeds from sale of investments                                            --          96,967
   Capital expenditures                                                    (87,982)         (9,679)
                                                                      ------------    ------------
             Net cash provided by (used in) investing activities           (87,982)         87,288
                                                                      ------------    ------------

Cash flows from financing activities

   Issuance of common stock                                                368,000              --
   Issuance of preferred stock                                           1,013,500

   Capital contribution                                                    362,000              --
   Proceeds from subordinated debt                                       1,000,000       1,050,000
   Payments for merger related costs                                      (488,892)


   Proceeds from stockholder loans                                              --         174,993
   Repayment of debt                                                      (512,922)

   Payments for debt issuance costs                                       (110,000)             --
   Proceeds from notes payable                                             375,000         137,598
                                                                      ------------    ------------
             Net cash provided by financing activities                   2,006,686       1,362,591


             Net increase in cash and cash equivalents                      77,335          93,995
Cash, beginning of period                                                  165,357          71,362
                                                                      ------------    ------------
Cash, end of period                                                   $    242,692    $    165,357
                                                                      ============    ============

Supplemental disclosure of cash flow information Cash transactions:
   Cash paid for interest                                             $    182,803    $     10,842


   Income taxes                                                                 --              --

Non-cash transactions:

 Stockholder loans converted to stock                                      174,993              --

   Subordinated debt converted to stock                                  1,050,000              --

   Accrued interest on subordinated debt converted to stock                253,202              --

   Fees for merger compensated through preferred stock issuance            136,500              --

   Fees for merger compensated through common stock issuance                20,341              --
   Common stock issued to former COVSA shareholders, at par value           25,000
   Debt issuance costs allocated to additional paid-in-capital for
value of warrants attached to convertible debentures                       608,990              --
   Debt issuance costs allocated to additional-paid-in-capital for
beneficial conversion features                                             316,009              --


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


Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of and for the year ended December 31, 2004, the Company determined that its allocations of convertible debt among the value of the debt, the value of attached warrants and the value of the debt's beneficial conversion feature had been calculated incorrectly. Therefore, these financial statements have been restated to reflect the correction of this error. The effect of the correction on the financial statements as of December 31, 2004, was the reclassification of $190,251 from long-term debt to additional paid-in-capital for the additional value placed on the beneficial conversion feature of the warrants. There was no effect on net income for the year ended December 31, 2004.


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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


Debt discount--beneficial conversion feature,
net of accumulated amortization of $23,167 at
December 31, 2004                                                 (292,842)
Debt discount--value attributable to warrants
attached to notes, net of accumulated
amortization of $38,062 at December 31, 2004                      (570,928)
                                                                 ---------
                                                                    67,480
Total                                                            $ 500,648
Less: current portion of long-term debt                           (242,917)
                                                                 ---------
Note payable - long-term                                         $  67,480
                                                                 =========

In connection with the placement of the Securities Purchase Agreement, the Company issued warrants granting the holders the right to acquire 3,000,000 shares of the Company's common stock at $0.01 per share. In accordance with EITF Issue 00-27, Application of EITF Issue 98-5 to Certain Convertible Instruments, the Company recognized the value attributable to the warrants in the amount of $608,990 (calculated as a pro rata value of the note, net of debt issue costs and the calculated value of the warrants) to additional paid-in-capital and a discount against the debt issued during 2004. The Company valued the warrants in accordance withy EITF 00-27; using the Company's estimate of fair value at that time of the securities at the date of issue which was $0.60, volatility of 125% and an interest rate of 3%.

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