Form 10QSB/A
period 2005-03-31
KNOBIAS, INC.
filed 2006-01-30
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10QSB


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

                                Table of Contents

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             March 31, 2005 and December 31, 2004                              4

             Condensed Consolidated Statements of Losses:
             Three Months Ended March 31, 2005 and 2004                        5

             Condensed Consolidated Statement of Stockholders' Equity
             Three Months Ended March 31, 2005                             6 - 9

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2005 and 2004                  11 - 12

             Notes to Unaudited Condensed Consolidated Financial
             Information: March 31, 2005                                 13 - 22

    Item 2.  Management's Discussion and Analysis                        23 - 27

    Item 3.  Controls and Procedures                                          27


PART II.  OTHER INFORMATION                                                   27

    Item 1.  Legal Proceedings                                                27

    Item 2.  Changes in Securities                                            27

    Item 3.  Defaults Upon Senior Securities                                  28

    Item 4.  Submission of Matters to a Vote of Security Holders              28

    Item 5.  Other Information                                                28

    Item 6.  Exhibits and Reports on Form 8-K                            28 - 32

Signatures                                                                    33

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 2005   December 31, 2004
                                                                  --------------   -----------------
                                                                   (Unaudited)       (as restated
ASSETS                                                                                  Note A)
Current assets:
 Cash                                                              $     60,316      $    242,692
 Accounts receivable                                                    157,033            97,849
 Prepaid expenses                                                        41,467            27,559
                                                                   ------------      ------------
  Total current assets                                                  258,816           368,100

 Property, equipment, and database development: (Note C)              1,230,480         1,227,271
 Less: accumulated amortization and depreciation                        996,587           976,151
                                                                   ------------      ------------
 Property, equipment, and database development, net                     233,893           251,120

Other assets                                                              7,971             7,971
                                                                   ------------      ------------

Total assets                                                       $    500,680      $    627,191
                                                                   ============      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                  $    354,565      $    202,788
 Current portion of long-term debt (Note D)                               3,128           242,917
 Accrued liabilities (Note E)                                           172,324            93,139
                                                                   ------------      ------------
  Total current liabilities                                             530,017           538,844

Long-term liabilities:
  Note payable long-term  (Note D)                                      719,247            67,480
                                                                   ------------      ------------

Commitment and Contingencies (Note J)                                        --                --

(Deficiency in) stockholders' equity:
Preferred stock Series A, par value; $0.01; authorized 5,000,000 shares; 958,333 shares issued and outstanding at March 31, 2005
and December 31, 2004(Note F)                                         1,150,000         1,150,000
Common stock, par value; $0.01, authorized 95,000,000 shares;
50,666,667 and 50,766,667 shares issued and outstanding at March
31, 2005 and December 31, 2004, respectively (Note F)                   506,667           507,667
Additional paid-in capital (Note F)                                   9,984,187         9,984,187
Accumulated deficit                                                 (12,389,438)      (11,620,987)
                                                                   ------------      ------------

Total (deficiency in) stockholders' equity                             (748,584)           20,867
                                                                   ------------      ------------

Total liabilities and (deficiency in) stockholders' equity:        $    500,680      $    627,191
                                                                   ============      ============



 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                        For the Three Months
                                                           Ended March 31,
                                                        2005            2004
                                                   ------------    ------------
Revenues:
Subscription revenue                               $    503,187    $    456,764
Information provisioning                                 47,699          45,000
                                                   ------------    ------------

Total revenue                                           550,886         501,764

Operating Expenses:
Product related costs                                   656,512         497,078
Selling, general and administrative                     476,607         238,676
Depreciation and amortization                            20,436          22,432
                                                   ------------    ------------
Total operating expenses                              1,153,555         758,186


(Loss) from operations                                 (602,669)       (256,422)

Other income (expense):
Interest income                                             828              18
Merger related costs (Note B)                                --              --
Miscellaneous income                                         --           5,828
Interest (expense)                                     (166,610)        (52,780)
                                                   ------------    ------------

Total other income (expense)                           (165,782)        (46,934)

Loss before provision for income taxes                 (768,451)       (303,356)


Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $   (768,451)   $   (303,356)
                                                   ============    ============

Loss per share (basic and fully diluted)           $      (0.02)   $      (0.01)
                                                   ============    ============

Basic and diluted weighted average number
  of shares outstanding,                             50,666,667      43,103,669
                                                   ============    ============



 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                               Preferred    Preferred                    Common     Additional
                                  "A"      "A" Shares      Common        Shares       Paid In      Accumulated
                                Shares       Amount        Shares        Amount       Capital        Deficit        Total
                               ---------   -----------   ----------    ---------    -----------   ------------    ----------
Balance at January 1, 2005       958,333   $ 1,150,000   50,766,667    $ 507,667    $ 9,984,187   $(11,620,987)   $   20,867
Shares returned- issued for
  expenses (Note F)                   --            --     (100,000)      (1,000)            --             --        (1,000)
Net loss                              --            --           --           --             --       (768,451)     (768,451)
                               ---------   -----------   ----------    ---------    -----------   ------------    ----------
Balance at March 31, 2005        958,333   $ 1,150,000   50,666,667    $ 506,667    $ 9,984,187   $(12,389,438)   $ (748,584)
                               =========   ===========   ==========    =========    ===========   ============    ==========



 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
Cash flows from operating activities
 Net loss                                                 $  (768,451)   $  (303,356)
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Depreciation and amortization                                20,436         22,432
  Amortization of debt issuance costs                         133,751             --
  Prior period costs deducted in current period                (1,000)            --
  Changes in operating assets and liabilities
   (Increase) in accounts receivable                          (59,184)       (82,243)
   Decrease (increase) in prepaid expenses                     14,717         12,537
   Decrease (increase) in other assets                             --          9,022
   Increase in accounts payable and accrued expenses          244,229         55,259
   Increase in deferred revenue                                 8,208         (2,092)
                                                          -----------    -----------
    Net cash used in operating activities                    (407,294)      (288,441)
                                                          -----------    -----------
Cash flows provided by (used in) investing activities

 Capital expenditures                                              --        (10,979)
                                                          -----------    -----------

    Net cash provided by (used in) investing activities            --        (10,979)
                                                          -----------    -----------
Cash flows from financing activities
 Issuance of common stock                                          --        488,000
 Issuance of preferred stock                                       --             --
 Repayment of debt                                                (82)       (25,080)

 Proceeds from notes payable                                  225,000             --
                                                          -----------    -----------

    Net cash provided by financing activities                 224,918        462,920

    Net increase (decrease) in cash                          (182,376)       163,500

Cash, beginning of period                                     242,692        165,357
                                                          -----------    -----------
Cash, end of period                                       $    60,316    $   328,857
                                                          ===========    ===========

Supplemental disclosure of cash flow information

Cash transactions:
 Cash paid for interest                                   $        --    $    12,642
 Income taxes                                                      --             --

Non-cash transactions:
    Stockholder loans converted to stock                      174,993             --
 Subordinated debt converted to stock                       1,050,000             --
Equipment purchases under vendor finance agreements             3,209             --
Accrued and prepaid interest re-financed into new debt         50,000             --



 See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:


                                                    For the Three
                                                        Months        For the
                                                        Ended        Year Ended
                                                      March 31,    December 31,
                                                         2005           2004
                                                         ----           ----
Net loss, as reported                                 $(768,451)   $ (2,811,127)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                --              --
Less stock based compensation expense determined
under fair value method for all stock options
(SFAS No. 123)                                               --          (3,975)
                                                      ----------   -------------
Pro forma net loss                                    $(768,451)   $ (2,815,102)
                                                      ==========   =============

Basic loss per share
  As reported                                           $ (0.02)        $ (0.06)
                                                        ========        ========
  Pro forma                                             $ (0.02)        $ (0.06)
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


Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of and for the periods ended March 31, 2005, and December 31, 2004, the Company determined that its allocations of convertible debt among the value of the debt, the value of attached warrants and the value of the debt's beneficial conversion feature had been calculated incorrectly. Therefore, these financial statements have been restated to reflect the correction of this error. The effect of the correction on the financial statements as of December 31, 2004, was the reclassification of $190,251 from long-term debt to additional paid-in-capital for the additional value placed on the beneficial conversion feature of the warrants. There was no effect on net income for the year ended December 31, 2004. The effect on the net income for the three month period ended March 31, 2005, was to increase the Company's loss by $23,782 because of increased amortization related to this new allocation. The change caused reported earnings per share for the three months ended March 31, 2005, to increase from $0.01 to $0.02 per share.


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

The total consideration paid was $670,733 and the significant components of the transaction are as follows:


Common stock retained by owners of shell
   company (at par value)                                       $  25,000
Assets acquired                                                        --
Liabilities assumed                                                    --
Cash paid to owners of former shell
   Company ($400,000 less filing fees)                            399,367
                                                                ---------
Consideration given to original COVSA shareholders                424,367

Common stock issued for services provided (at par value)           13,674
Common stock issued for fees connected with
   Standby Equity Distribution Agreement                            6,667
Commissions and fees paid                                         226,025
                                                                ---------
     Total consideration/organization costs                     $ 670,733
                                                                =========

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (cont.)

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT


                                                March 31, 2005  December 31,2004
                                                --------------  ----------------

Senior Subordinated Notes for $550,000 bearing
interest at 12% with interest payable monthly,
maturing September 1, 2006. DCOFI Master, Ltd.
holds a second priority lien on substantially
all of the Company's assets. This lien is
junior to the lien granted to the holders of
the Secured Convertible Notes issued
November 15, 2004.                                    $550,000         $275,000


Debt issuance costs, net of accumulated
amortization of $11,667 and $2,917 at March 31,
2005 and December 31, 2004, respectively               (23,333)         (32,083)
                                                     ---------        ---------
                                                       526,667          242,917
                                                     ---------        ---------

Line of credit equipment  financing  $15,000
limit,  variable  interest  rate  (20.49% at
March 31, 2005), with payments due monthly               3,128               --

Secured Convertible Notes, interest at 8%
payable quarterly, due November 1, 2006. The
notes are convertible at any time, at the
option of the note purchaser, into the
Company's common stock at the initial
conversion price (subject to adjustment) of
$0.60 per share; however, the conversion price
will be reduced to $0.30 per share in the event
that either (1) the Company's annualized
pre-tax net income for the three-month period
ending December 31, 2005, is less than
$2,000,000 or (2) the volume weighted average
trading price for the Company's common stock
for the month of December 2005 is less than
$1.00 per share. The investors of these notes
are secured by a security interest in
substantially all of the Company's assets and a
guarantee by its subsidiaries. At the time of
the issuance of the notes, the Company also
issued to the note purchasers warrants to
purchase an aggregate of 3,000,000 shares of
the Company's common stock. The warrants may be
exercised, in whole or in part, at any time
within five years from the date of the issuance
of the notes, for an exercise price of $0.01
per share. The Company is currently in default
on its $1,000,000 in secured convertible notes
issued in November 2004 for failure to have an
effective registration statement with the
Securities and Exchange Commission registering
the shares underlying the secured convertible
notes. As a result, the Company is obligated to
pay 18% interest and other default penalties.        1,000,000        1,000,000

Debt issuance costs, net of accumulated
amortization of $15,625 and $6,250 at March
31, 2005 and December 31, 2004, respectively           (59,375)         (68,750)

Debt discount--beneficial conversion feature,
net of accumulated amortization of $62,767 and
$23,167 at March 31, 2005 and
December 31, 2004, respectively                       (253,242)        (292,842)

Debt discount--value attributable to warrants
attached to notes, net of accumulated
amortization of $114,187 and
$38,062 at March 31, 2005 and December  31,           (494,803)        (570,928)
2004, respectively                                   ---------        ---------
                                                       192,580           67,480
                                                     ---------        ---------

Total                                                  722,375          310,397
Less: current portion of long-term debt                  3,128          242,917
                                                    ----------       ----------
Note payable - long-term                            $  719,247       $   67,480
                                                    ==========       ==========

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
                                              --------           ========

NOTE F - STOCKHOLDER'S EQUITY


The Company is authorized to issues 95,000,000 shares of its common stock and has 50,666,667 and 50,766,667 shares outstanding at March 31, 2005, and December 31, 2004, respectively. Holders of the Class A common stock are entitled to one vote per share. The Company is authorized to issue 5,000,000 shares of Series A preferred stock at March 31, 2005 and December 31, 2004. The Company has 958,333 shares of Series A preferred stock issued and outstanding at March 31, 2005 and December 31, 2004.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY (CONT')

Common Stock

In January 2005, the Company received back 100,000 shares of common stock valued at $1,000 issued in exchange for expenses.


On November 17, 2004, the Company affected a 1 for 3 stock split. All per share information for prior periods have been restated to reflect this reverse stock split.


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


Each share of Series A Preferred Stock may be converted at any time at the option of the holder into two shares of common stock, subject to adjustment, as defined in the agreement. . In the event that (1) the Company's pre-tax income for the three month's ended December 31, 2005, calculated on an annualized basis is less than $2,000,000 or (2) the average closing price of the Company's common stock for the month of December 2005 is $1.00 per share, then each share of Series A Preferred Stock is convertible at the option of the holder into four shares of common stock. Because the current conversion and the conversion at issuance did not contain a beneficial conversion feature, under EITF 00-27, no beneficial conversion discount is required to be recognized. Should the conversion parameters cause the preferred stock to become convertible into four shares of stock after December 31, 2005, the Company has calculated a beneficial conversion feature of $1,150,000 which will be allocated on a fair value basis if it becomes recognizable under EITF 00-27.


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
                                               =======                 =======


The Company granted stock options for 93,000 shares to shareholders during the year ended December 31, 2004. The estimated value of the options granted to shareholders during the year ended December 31, 2004, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 0%. The volatility assumption of 0% is based up the Company's stock transactions as a privately held company during the year preceding the issuance of the options. In 2004, Knobias Holdings, Inc.'s board approved the issuance of the Company's stock. Prior to the approval of the issuance, proceeds were received in 2003 and recorded as a liability. Therefore, unlike certain private companies who must use volatility rates of comparable public companies due to lack of transactions in their own stock, the Company had a series of third party arms-length transactions in the year preceding the issuance of the stock options and all issuances were at the same price. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $3,975 to compensation expense in the year granted.


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


NOTE L - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements during the three months ended March 31, 2005, the Company incurred a loss of $768,451. The Company's current liabilities exceeded its current assets by $271,201 as of March 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, the Company borrowed funds under as Senior Subordinated Notes, the terms of which are fully disclosed in Note D. The Senior Subordinated Notes had $275,000 outstanding at December 31, 2004 with an additional $275,000 borrowed during the three months ended March 31, 2005. The issuer of these notes, as well as $500,000 of the Secured Convertible Notes are with the same lender who is an equity owner in the Company.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004.

         The following table shows the consolidated statements of revenues for the quarters ended March 31, 2005 and 2004:

                                    March 31,
                             -------------------------
                                 2005          2004         $ CHANGE    % CHANGE
                             -----------    -----------     ----------  --------
Revenue
 Subscription revenue        $   503,187   $    456,764      $ 46,423       10%
 Information provisions           47,699         45,000         2,699        1%
                              -----------    -----------
   Total revenue                 550,886        501,764        49,122       10%
Expenses
 Product related costs           656,512        497,078       159,434       32%
 Selling, general and
  administrative expenses        476,607        238,676       237,931      100%
 Depreciation and
  amortization                    20,436         22,432        (1,996)      -9%
                             -----------    -----------
   Total expenses              1,153,555        758,186       395,369       52%
                             -----------    -----------

   Operating loss               (602,669)      (256,422)     (346,247)    -135%
                             -----------    -----------

 Interest expense, net          (165,782)       (52,762)     (113,020)    -214%

 Merges related costs                 --             --             --      --%

 Other income                         --          5,828         (5,828)   -100%
                             -----------    -----------
   Net loss                  $  (768,451)   $  (303,356)    $ (465,095)   -153%
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


         Interest expense for the quarter ended March 31, 2004, represented interest on the line of credit outstanding and on subordinated debt issued during the year ended December 31, 2003, totaling $1,050,000 bearing interest at a rate of 12% to 24%. The increase for the quarter ended March 31, 2005, is due to subordinated debt issued during 2004. While the stated interest rate to be paid on the debt is 8% to 12%, interest expense includes approximately $134,000 of amortization of debt issuance and discount costs. The total debt issuance and debt issuance costs being amortized were $1,035,000 and are being amortized to interest expense over the life of this debt.


LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 2005, we had cash of $60,316 and had a working capital deficit of $271,201. During November 2004, we fully satisfied loans included in current liabilities totaling $2,017,842 with either repayment in cash or the issuance of stock. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.


         We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. In addition, for the quarter ended March 31, 2005, we incurred a net loss of $768,451. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


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


         There are currently no actual or contemplated arrangements, agreements, or understandings for an acquisition. In the event we do undertake a future acquisition, we anticipate we will fund such acquisition through the issuance of common or preferred stock, issuance of debt or convertible debt, through working capital, if available, or a combination thereof.

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

         We are obligated to file with the SEC one or more registration statements covering the resale of (i) the shares of common stock to be issued upon conversion of our Series A Preferred Stock, (ii) the shares of common stock issuable on the conversion of the Notes and (iv) the shares of common stock issuable upon the exercise of the warrants issued to the Note Purchasers. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that the registration statements will be declared effective by the SEC. We are required to pay 1% of the face amount of the convertible notes and 1% of the purchase price of the series A convertible preferred stock for every month the registration statement is not effective. To date, we have incurred a total of $118,250 in liquidated damages. There can be no assurance that the registration statements will be declared effective by the SEC.


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


RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

THE ADJUSTABLE CONVERSION FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

         In November 2004, we sold $1,000,000 in principal amount of our 8% Secured Convertible Notes due November 1, 2006. The Notes are convertible at any time, at the option of the Note Purchasers, into our common stock at a conversion price of $0.60 per share. However, the conversion price will be reduced to $0.30 per share in the event that either (i) our annualized pre-tax net income for the three-month period ending December 31, 2005 is less than $2,000,000 or (ii) the volume weighted average trading price for our common stock for the month of December 2005 is less than $1.00 per share. If the Notes are converted at $0.60 per share, the $1,000,000 in Notes are convertible into 1,666,667 shares of common stock. However, if the conversion price is reduced to $0.30 per share, the $1,000,000 in Notes are then convertible into 3,333,334 shares of common stock. In the event that the conversion price is reduced, the number of shares of common stock issuable upon conversion of the Notes will cause dilution to our existing stockholders.

THE ADJUSTABLE CONVERSION FEATURE OF OUR SERIES A CONVERTIBLE PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION OF OUR EXISTING STOCKHOLDERS.

         In November 2004, we sold 958,333 shares of our Series A Preferred Stock at $1.20 per share for gross proceeds of $1,150,000. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into two shares of our common stock. However, in the event that (i) our pre-tax net income for the three month period ending December 31, 2005, calculated on an annualized basis, is less than $2,000,000, or (ii) the average closing price of our common stock for the month of December 2005 is less than $1.00 per share, then each share of the Series A Preferred Stock may be converted, at the option of the holder, into four shares of common stock. If the Series A Preferred Stock is converted on the 2:1 basis, the Series A Preferred Stock are convertible into 1,916,666 shares of common stock. However, if the conversion ratio is 4:1, the Series A Preferred Stock are then convertible into 3,833,332 shares of common stock. In the event that the conversion ratio increases, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock will cause dilution to our existing stockholders.

WE MAY BE REQUIRED TO PAY SIGNIFICANT DIVIDENDS TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK.

         Holders of Series A Preferred Stock who refer customers to us or are themselves customers of ours, will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by us from each referred customer and from the holder itself for (i) access to our internet-based financial services platform and (ii) execution of customer securities transactions. In the event that the holders of our Series A Convertible Preferred Stock become our significant clients or refer us clients that become significant, we will be required to pay a significant dividend to such holder or holders. As of the date hereof, our holders of our Series A Convertible Preferred Stock have not generated fees in excess of the cumulative dividend of $0.12 per share.


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

                                  KNOBIAS, INC.


Date: January 30, 2006            By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal
                                  Executive Officer) and Chief Financial Officer
                                  (Principal Accounting Officer and Principal
                                  Financial Officer)