Form 10QSB/A
period 2005-06-30
KNOBIAS, INC.
filed 2006-01-30
CIK 1161979

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

                                Table of Contents


                                                                                      Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           June 30, 2005 and December 31, 2004                        4

                  Condensed Consolidated Statements of Losses:
                           Three and Six Months Ended June 30, 2005 and 2004          5

                  Condensed Consolidated Statement of Deficiency in
                  Stockholders' Equity Six Months Ended June 30, 2005                 6 - 9

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 2005 and 2004                             11 - 12

                  Notes to Condensed Consolidated Financial Information:
                  March 31, 2005                                                      13 - 22

         Item 2.  Management's Discussion and Analysis                                23 - 27
         Item 3.  Controls and Procedures                                             27

PART II.  OTHER INFORMATION                                                           27

         Item 1.  Legal Proceedings                                                   27

         Item 2.  Changes in Securities                                               27

         Item 3.  Defaults Upon Senior Securities                                     28

         Item 4.  Submission of Matters to a Vote of Security Holders                 28

         Item 5.  Other Information                                                   28

         Item 6.  Exhibits and Reports on Form 8-K                                    28 - 32

Signatures                                                                            33

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    June 30,     December 31,
                                                                     2005            2004
                                                                 ------------    ------------
                                                                  (Unaudited)    (as restated
                                     Assets                                         Note A)
Current assets
Cash                                                             $    129,066    $    242,692
Accounts receivable                                                   159,399          97,849
Prepaid expenses                                                       37,601          27,559
                                                                 ------------    ------------

Total current assets                                                  326,066         368,100

Property, equipment, and database development (Note C):             1,232,679       1,227,271
Less: accumulated amortization and depreciation                     1,015,580         976,151
                                                                 ------------    ------------
Property, equipment, and database development, net                    217,099         251,120

Other assets                                                            7,971           7,971
                                                                 ------------    ------------

Total assets                                                     $    551,136    $    627,191
                                                                 ============    ============

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                                 $    403,012    $    202,788
Current portion of long-term debt (Note D)                            127,612         242,917
Accrued liabilities (Note E)                                          441,825          93,139
                                                                 ------------    ------------

Total current liabilities                                             972,449         538,844

Long-term debt (Note D)                                             1,018,266          67,480
                                                                 ------------    ------------
Total liabilities                                                   1,990,715         606,324

Deficiency in stockholders' equity (Note F)
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
958,333 outstanding at June 30, 2005, and
December 31, 2004                                                   1,150,000       1,150,000
Common Stock, $0.01 par value; 95,000,000 shares
authorized; 50,666,505 and 50,766,667 outstanding
at June 30, 2005 and December 31, 2004, respectively                  506,665         507,667
Additional paid-in capital                                          9,984,187       9,984,187
Accumulated deficit                                               (13,080,431)    (11,620,987)
                                                                 ------------    ------------

Total (deficiency in) stockholders' equity                         (1,439,579)         20,867
                                                                 ------------    ------------

Total liabilities and deficiency in stockholders' equity         $    551,136    $    627,191
                                                                 ============    ============


See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                             For the Three Months Ended     For the Six Months Ended
                                                      June 30,                       June 30,
                                                2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue:
Subscription revenues                      $    493,310    $    447,860    $    996,497    $    904,624
Information provisioning                         32,602          54,510          80,301          99,510
                                           ------------    ------------    ------------    ------------

Total revenue                                   525,912         502,370       1,076,798       1,004,134

Operating Expenses:
Product related costs                           528,566         668,933       1,149,554       1,166,011
Selling, general and administrative             492,746         270,724       1,004,877         509,400
Depreciation and amortization                    18,993          22,431          39,429          44,863
                                           ------------    ------------    ------------    ------------
Total expenses                                1,040,305         962,088       2,193,860
                                                                                              1,720,274

(Loss) from  operations                        (514,393)       (459,718)     (1,117,062)       (716,140)

Other income (expense):
Interest income                                     257              16           1,085              34
Miscellaneous income                                 --              --              --           5,828
Interest (expense)                             (176,859)        (67,642)       (343,469)       (120,422)
                                           ------------    ------------    ------------    ------------


Total other income (expense)                   (176,602)        (67,626)       (342,384)       (114,560)
                                           ------------    ------------    ------------    ------------


Loss before provision for income taxes         (690,995)       (527,344)     (1,459,446)       (830,700)

Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (690,995)   $   (527,344)   $ (1,459,446)       (830,700)
                                           ============    ============    ============    ============

Loss per share (basic and fully diluted)   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                           ============    ============    ============    ============

Basic and diluted weighted
averages number of shares
outstanding                                  50,666,505      43,103,669      50,666,005      43,103,669
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
                                    ============   ============   ============    ============

                                      Additional
                                        Paid-in     Accumulated
                                        Capital       Deficit          Total
                                     ------------   ------------    ------------
 Balance, December 31, 2004          $  9,984,187   $(11,620,987)   $     20,867

Cancellation of shares issued for
expenses                                       --             --          (1,000)

Adjustment due to rounding off of
shares                                         --              2              --

 Net loss                                      --     (1,459,446)     (1,459,446)
                                     ------------   ------------    ------------
 Balance, June 30, 2005              $  9,984,187   $(13,080,431)   $ (1,439,579)
                                     ============   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                             Six Months Ended
                                                                   June 30,
                                                             2005           2004
                                                          -----------    -----------
Cash flows from operating activities
Net loss                                                  $(1,459,446)   $  (830,700)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization                                  39,429         44,863
Amortization of debt issuance costs                           263,370             --
Cancellation of shares issued for expenses                     (1,000)            --
Changes in operating assets and liabilities
(Increase) in accounts receivable                             (61,550)       (54,364)
Decrease (increase) in prepaid expenses                         9,083         33,131
Decrease (increase) in other assets                                --         25,160
Increase in accounts payable and accrued expenses             578,785        334,588
                                                          -----------    -----------

Net cash used in operating activities                        (631,329)      (447,322)
                                                          -----------    -----------

Cash flows provided by (used in) investing activities
Capital expenditures                                           (5,408)       (33,896)
                                                          -----------    -----------

Net cash provided by (used in) investing activities            (5,408)       (33,896)
                                                          -----------    -----------

Cash flows from financing activities
Issuance of common stock                                           --        668,000
Issuance of preferred stock                                        --             --
Repayment of debt                                                (245)       (25,080)
Proceeds from notes payable                                   523,356             --
                                                          -----------    -----------

Net cash provided by financing activities                     523,111        642,920

Net increase (decrease) in cash                              (113,626)       161,702

Cash, beginning of period                                     242,692        165,357
                                                          -----------    -----------

Cash, end of period                                       $   129,066    $   327,059
                                                          ===========    ===========

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest                                    $        --    $    12,642
Income taxes                                                       --             --

Non-cash transactions:
Cancellation of shares issued for expenses                       1000             --
Stockholder loans converted to common stock                        --        174,993
Equipment purchases under vendor finance agreements             3,209             --
Accrued and prepaid interest re-financed into new debt         50,000             --
Fees for debt issuance compensated through common stock
to be issued (currently recorded as accrued liabilities)        1,000             --


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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:


                                                       For the Three Months Ended               For the Six Months Ended
                                                      ------------------------------       -------------------------------
                                                        June 30,           June 30,           June 30,          June 30,
                                                      -----------       ------------       ------------       ------------
                                                         2005               2004               2005               2004
                                                      -----------       ------------       ------------       ------------
Net loss, as reported                                 $  (690,995)      $   (527,344)      $ (1,459,446)      $   (830,700)
Add: Total stock based employee compensation
expense as reported under intrinsic value method               --                 --                 --                 --
(APB. No. 25)
Less stock based employee compensation expense
determined under fair value method for all stock
options (SFAS No. 123)                                 (1,080,000)                --         (1,080,000)                --
                                                      -----------       ------------       ------------       ------------
Pro forma net loss                                    $(1,770,995)      $   (527,344)      $ (2,539,446)      $   (830,700)
                                                      ===========       ============       ============       ============

Basic (and assuming dilution) loss per share
  As reported                                         $     (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                      ===========       ============       ============       ============
  Pro forma                                           $     (0.03)      $      (0.01)      $      (0.05)      $      (0.02)
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


Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of and for the periods ended June 30, 2005, and December 31, 2004, the Company determined that its allocations of convertible debt among the value of the debt, the value of attached warrants and the value of the debt's beneficial conversion feature had been calculated incorrectly. Therefore, these financial statements have been restated to reflect the correction of this error. The effect of the correction on the financial statements as of December 31, 2004, was the reclassification of $190,251 from long-term debt to additional paid-in-capital for the additional value placed on the beneficial conversion feature of the warrants. There was no effect on net income for the year ended December 31, 2004. The effect on the net income for the three and six month periods ended June 30, 2005, was to increase the Company's loss by $23,783 and $47,565, respectively, because of increased amortization related to this new allocation. The change had no effect on reported loss per share for the periods.


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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (cont.)

The total consideration paid was $670,733 and the significant components of the transaction are as follows:


Common stock retained by owners of former
   shell company (at par value)                                         $ 25,000
Assets acquired                                                               --
Liabilities assumed                                                           --
Cash paid to owners of former shell company
  ($400,000 less filing fees)                                            399,367
                                                                        --------
Consideration given to original COVSA
shareholders                                                             424,367
Common stock issued for services provided
(at par value)                                                            13,674
Common stockissued for fees connected with
  Standby Equity Distribution Agreement                                    6,667

Commissions and fees paid                                                226,025
                                                                        --------
     Total consideration/organization costs                             $670,733
                                                                        ========

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


NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:


                                                           June 30,      December 31,
                                                             2005              2004
                                                         -----------       -----------
Furniture, equipment and leasehold improvements          $   174,384       $   174,384
Computer hardware and software                               449,751           444,343
Website and database development                             608,544           608,544
                                                         -----------       -----------
Total property, equipment, and database development        1,232,679         1,227,271

Less:  accumulated amortization                             (608,544)         (608,544)
Less: accumulated depreciation                              (407,036)         (367,607)
                                                         -----------       -----------
Total accumulated depreciation                            (1,015,580)         (976,151)
                                                         -----------       -----------
Property, equipment and database development, net        $   217,099       $   251,120
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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT


                                                 June 30, 2005  December 31,2004
                                                 -------------  ----------------
Senior Subordinated Notes for $550,000 bearing
interest at 12% with interest payable monthly,
maturing September 1, 2006. DCOFI Master, Ltd.
holds a second priority lien on substantially
all of the Company's assets. This lien is
junior to the lien granted to the holders of
the Secured Convertible Notes issued
November 15, 2004.                                   $ 550,000        $ 275,000

Debt issuance costs, net of accumulated
amortization of $15,784 and $2,917 at June
30, 2005 and December 31, 2004, respectively           (19,216)         (32,083)
                                                     ---------        ---------
                                                       530,784          242,917
                                                     ---------        ---------
Line of credit equipment  financing  $15,000
limit,  variable  interest  rate  (20.49% at
June 30, 2005), with payments due monthly                3,112               --

Secured  Convertible  Notes,  interest at 8%
payable  quarterly,  due  November  1, 2006.
The notes are  convertible  at any time,  at
the option of the note  purchaser,  into the
Company's   common   stock  at  the  initial
conversion  price (subject to adjustment) of
$0.60 per  share;  however,  the  conversion
price  will be reduced to $0.30 per share in
the  event  that  either  (1) the  Company's
annualized   pre-tax   net  income  for  the
three-month   period  ending   December  31,
2005,  is less  than  $2,000,000  or (2) the
volume  weighted  average  trading price for
the Company's  common stock for the month of
December  2005 is less than $1.00 per share.
The  investors of these notes are secured by
a security  interest in substantially all of
the Company's  assets and a guarantee by its
subsidiaries.  At the  time of the  issuance
of the notes,  the  Company  also  issued to
the note purchasers  warrants to purchase an
aggregate   of   3,000,000   shares  of  the
Company's  common stock. The warrants may be
exercised,  in whole or in part, at any time
within  five  years  from  the  date  of the
issuance  of  the  notes,  for  an  exercise
price of $0.01 per  share.  The  Company  is
currently  in default on its  $1,000,000  in
secured convertible notes issued in November
2004  for  failure  to  have  an   effective
registration  statement  with the Securities
and  Exchange  Commission   registering  the
shares  underlying  the secured  convertible
notes. As a result, the Company is obligated
to  pay  18%  interest  and  other   default
penalties.                                           1,000,000        1,000,000

Debt  issuance  costs,  net  of  accumulated
amortization of $25,000 and $6,250 at June
30, 2005 and December 31, 2004, respectively           (50,000)         (68,750)

Debt     discount--beneficial     conversion
feature, net of accumulated  amortization of
$102,169 and $23,167 at June 30, 2005 and
December 31, 2004, respectively                       (213,840)        (292,842)

Debt    discount--value    attributable   to
warrants   attached   to   notes,   net   of
accumulated amortization of $190,312 and
$38,062 at June 30, 2005 and December 31,             (418,678)        (570,928)
2004, respectively                                  ----------        ---------
                                                       317,482           67,480
                                                    ----------        ---------

Promissory   Note  with  company   director,
interest at 12% payable monthly, due October
7, 2005. In connection  with the issuance of
this  promissory  note, the Company issued a
warrant  to  purchase  10,000  shares of the
Company's    common    stock,    which   are
exercisable  until  five years from the date
of  issuance  at  $0.75  per  share,  net of
discount  for $1,000 value place on warrants
issued less amortization of $500 at
June 30, 2005                                           49,500               --
                                                    ----------        ---------

Line of Credit for $300,000 with local bank,
interest at prime plus 2% maturing
on April 27, 2006                                      170,000               --
                                                    ----------        ---------

Promissory  Note,  interest  at  8%  due  at
maturity  which is August 22, 2005,  or upon
the funding of $1,500,000 equity raise by
the Company                                             75,000               --
                                                    ----------        ---------

Total                                               $1,145,878        $ 310,397
                                                    ----------        ---------

 Less: current portion of long-term debt              (127,612)        (242,917)
                                                    ----------        ---------

  Note payable - long-term                          $1,018,266        $  67,480
                                                    ----------        =========

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

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issue 95,000,000 shares of its common stock and has 50,666,505 and 50,766,667 shares outstanding at June 30, 2005, and December 31, 2004, respectively. Holders of the Class A common stock are entitled to one vote per share. The Company is authorized to issue 5,000,000 shares of Series A preferred stock at June 30, 2005 and December 31, 2004. The Company has 958,333 shares of Series A preferred stock issued and outstanding at June 30, 2005 and December 31, 2004.

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


NOTE F - STOCKHOLDER'S EQUITY (cont.)


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

NOTE K - GOING CONCERN


The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the six months ended June 30, 2005, the Company incurred a loss of $1,459,446. The Company's current liabilities exceeded its current assets by $646,383 as of June 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


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


NOTE L - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, the Company borrowed funds under as Senior Subordinated Notes, the terms of which are fully disclosed in Note D. The Senior Subordinated Notes had $275,000 outstanding at December 31, 2004 with an additional $275,000 borrowed during the six months ended June 30, 2005. The issuer of these notes, as well as $500,000 of the Secured Convertible Notes are with the same lender who is an equity owner in the Company.

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


Results of Operations

QUARTER ENDED JUNE 30, 2005, COMPARED TO YEAR ENDED JUNE 30, 2004.

The following table shows the consolidated statements of revenues for the quarters ended June 30, 2005, and 2004:


                                            June 30,
                                 -------------------------------
                                    2005                 2004             $ CHANGE            % CHANGE
                                 -----------         -----------         -----------         -----------
Revenue
 Subscription revenue            $   493,310         $   447,860         $    45,450                 10%
 Information provisions               32,602              54,510             (21,908)               -40%
                                 -----------         -----------
   Total revenue                     525,912             502,370              23,542                  5%
Expenses
 Product related costs               528,566             668,933            (140,367)               -21%
 Selling, general and
  administrative expenses            492,746             270,724             222,022                 82%
 Depreciation and
  amortization                        18,993              22,431              (3,438)               -15%
                                 -----------         -----------
   Total expenses                  1,040,305             962,088              78,217                  8%
                                 -----------         -----------

   Operating loss                   (514,393)           (459,718)            (54,675)                12%
                                 -----------         -----------

 Interest expense, net              (176,602)            (67,626)           (108,976)               161%

 Merges related costs                     --                  --                  --                 --%

 Other income                             --                  --                  --                 --%
                                 -----------         -----------
   Net loss                      $  (690,995)        $  (527,344)        $  (163,651)               -31%
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


      Interest expense increased $108,976 due primarily to the amortization of debt issue costs in connection with debt issued during and after the merger. These amortization costs totaled $134,000 for the quarter ended June 30, 2005, with none being present during the same period in 2004.


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


      For the three months ended June 30, 2005, net cash used by operations was $224,000 with $298,000 received from the issuance of new debt. The net loss for the period of $691,000 was decreased by non-cash expense items of $149,000 and by increases in our accounts payable and accrued expenses of $318,000. By comparison, the net cash used by operations for the quarter ended June 30, 2004, were $159,000 while we issued common stock for $180,000.

      The purchase of fixed assets during the quarters ended June 30, 2005, and 2004, were $5,000 and $23,000, respectively.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.


      We incurred net losses of $2,811,127 for the year ended December 31, 2004 and $1,830,803 for the year ended December 31, 2003. For the six months ended June 30, 2005, we incurred a net loss of $1,459,446. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


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

We May Be Required To Pay Significant Dividends To Holders Of Our Series A Convertible Preferred Stock

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