Form 10KSB
period 2005-12-31
KNOBIAS, INC.
filed 2006-04-04
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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



       Registrant's telephone number, including area code (601) 978-3399

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The issuer's revenues for its most recent fiscal year ended December 31, 2005 were $2,125,122.

As of March 30, 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,596,000, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

The number of shares of Common Stock, $0.01 par value, outstanding on March 30, 2006, was 50,766,505 shares, held by approximately 140 stockholders.


Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  KNOBIAS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS


                                  PART I
                                                                            Page
                                                                            ----
      Item  1.    Business.................................................    1
      Item  2.    Properties...............................................    4
      Item  3.    Legal Proceedings........................................    4
      Item  4.    Submission of Matters to a Vote of Security Holders......    4

PART II
      Item  5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................    5
      Item  6.    Management's Discussion and Analysis of Financial
                  Condition and Results Of Operations......................   12
      Item  7.    Financial Statements.....................................   21
      Item  8.    Changes in and Disagreements with Accountants on
                  Auditing and Financial Disclosure.......................    21
      Item 8A.    Controls and Procedures..................................   21
      Item 8B.    Other Information........................................   21

PART III
      Item  9.    Directors and Executive Officers of the Registrant.......   22
      Item 10.    Executive Compensation...................................   25
      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management...........................................   26
      Item 12.    Certain Relationships and Related Transactions...........   32

PART IV
      Item 13.    Exhibits.................................................   33
      Item 14.    Principal Accountant Fees and Services...................   38

      Signatures...........................................................   39




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

PRODUCTS

Knobias generates revenues primarily through the sale of content access and distribution. Knobias subscription and pay-per-view products are primarily web-based and are accessed via the Internet by our customers. Knobias also generates revenues via co-branding, web hosting services, issuer services, data distribution and redistribution agreements. All revenues are reported as one segment due to the similar market and content provided in each service. Knobias content and services include the following:

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

Knobias Issuer Services.

Knobias provides certain corporate services to public companies by offering public issuers and their investor relations professionals website and data hosting, press release distribution, market awareness programs and conference call hosting. Knobias began offering and increasing marketing of this product in 2005 and recognized revenues of $70,000 in connection with this service or 3% of revenues for the year ended December 31, 2005.

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

Knobias began billing customers for this product in January 2005 and billed $272,000, net of discounts, for this product during 2005 or 13% of revenues for the year ended December 31, 2005.

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

MAJOR CUSTOMERS

Knobias has one customer which accounted for 19% of its gross revenues for the year ended December 31, 2005.

EMPLOYEES

As of December 30, 2005, we had 35 employees, including two part-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located in leased facilities at Building 2, Suite 500, 875 North Park Drive, Ridgeland, Mississippi 39157. The 7,576 square-foot facility includes offices and computer equipment and maintenance areas. The monthly rent for our office space is $7,600. We also lease residential property in Jersey City, New Jersey, for a monthly rent of approximately $2,700, in order to provide accommodations for our officers and employees who travel frequently to the New York area. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

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


                                            High($)        Low ($)
                                            ------         -------

        2004
        First Quarter (1)                    0.05            0.05
        Second Quarter                       0.09            0.06
        Third Quarter                        0.30            0.04
        Fourth Quarter (2)                   3.00            0.30

        2005
        First Quarter                        1.00            0.75
        Second Quarter                       1.11            0.71
        Third Quarter                        0.71            0.19
        Fourth Quarter                       0.25            0.17

        2006
        First Quarter (3)                    0.25            0.04


(1) Our stock first traded on February 3, 2004.
(2) Reflects a 1:3 reverse stock split on November 17, 2004.
(3) As of March 30, 2006

The number of shares of Common Stock, $0.01 par value, outstanding on April 13, 2005, was 50,666,505 shares, held by approximately 140 stockholders.

There were no cash dividends declared or paid in the last two fiscal years. There are no restrictions on our ability to pay cash dividends currently or in the foreseeable future.


DESCRIPTION OF SECURITIES

The following description of our capital stock is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation, with amendments, all of which have been filed as exhibits to our registration statement of which this prospectus is a part.

Our authorized capital stock consists of 100,000,000 shares, including:

o 95,000,000 shares of common stock, $0.01 par value per share, of which 50,766,505 shares are currently issued and outstanding; and

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

The outstanding shares of common stock are paid and non-assessable. The common stock does not have any preemptive, subscription or conversion rights. We may issue additional shares of authorized common stock as it is authorized by our board of directors from time to time, without stockholder approval.

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

Rights with respect to shares of preferred stock will be subordinate to the rights of our general creditors. Shares of preferred stock that we issue will be fully paid and non-assessable, and will not be entitled to preemptive rights unless specified otherwise.

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

Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to us or are themselves customers of ours, will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by us from each referred customer and from the holder itself for (i) access to our internet-based financial services platform and (ii) execution of customer securities transactions. Cumulative dividends not declared at December 31, 2005, are limited to the $0.12 per share required under the terms of the stock and total $115,000.

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

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into four shares of common stock.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

The following table shows the consolidated statements of revenues for the year ended December 31, 2005 and 2004:


                           DECEMBER 31,
                   ----------------------------
                       2005            2004          $ CHANGE         % CHANGE
                   ------------    ------------    ------------      -----------
Revenue
 Subscription
  revenue         $  1,976,680    $  1,819,371    $    157,309               9%
 Information
  provisioning         148,442         153,017          (4,575)            - 3%
                   ------------    ------------
   Total revenue     2,125,122       1,972,388         152,734               8%
Expenses
 Product related
  costs              2,125,030       2,123,683           1,347               -%
 Selling, general
  and administrative
  expenses           1,867,465       1,571,412         296,053              19%
 Depreciation and
  amortization          72,039          87,764         (15,725)            -18%
                   ------------    ------------
   Total expenses    4,064,534       3,782,859         281,675               7%
                   ------------    ------------

   Operating loss   (1,939,412)     (1,810,471)       (128,941)             -7%
                   ------------    ------------

 Interest
  expense, net        (703,759)       (329,923)       (373,836)           -113%

 Merger related
  costs                     --        (670,733)        670,733             100%
                   ------------    ------------
    Net loss       $ (2,643,171)   $ (2,811,127)   $   167,956               6%
                   ============    ============


Subscription revenues have increased $157,309 or 8%. The increase is attributable to increases in users of our new pipeTrac service which increased from no customers to forty subscriptions in December 2005. This equates to a revenues of $272,000 for the year ended December 31, 2005 which is an increase in revenue of $13% of total net revenue. The increase caused by the introduction of pipeTrac is offset by decreases in our KnobiasMax product of 79 users for the period from December 2004 through December 2005 and for increases to bad debt expense of $55,000. The increase in our bad debt expense is due to certain of our customers going out of business during the year ended December 31, 2005, and the subsequent write-off or write-down of the amount due from those customers. These business closures are also partially responsible for the decreases in KnobiasMax seats.

Product development content costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of the Company's website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. These costs remained consistent between the years ended December 31, 2005 and 2004.

Selling, general and administrative costs increased primarily as a result of increased administrative and sales compensation costs (including sales commissions). Increases in commissions approximated $50,000, while increases in salaries and benefits were $99,000. The remaining increases are due to increases in investor relations costs due to becoming a public company at the end of 2004 of approximately $43,000, as well as consulting fees of $18,000 and increases in insurance and telecommunications and rent expense.

Depreciation and amortization expense decreased due to certain short-lived assets purchased in prior years becoming fully depreciated during the period and minimal fixed asset purchases in 2004 and 2005.

Interest expense for the year ended December 31, 2005, increased due to a $452,000 increase in amortization of debt issuance costs over 2004. The debt to which these costs related were only outstanding for 45 days in 2004. Interest expense not related to debt issuance costs decreased for the same periods because weighted average outstanding for most of 2004 ranged from 12% to 24% while debt incurred after the merger bears interest at rates ranging from 8% to 12%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash of $103,095 and had a working capital deficit of $2,815,612. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our principal sources of liquidity have been cash provide by private placement of equity and various debt financing (see below). Our principal uses of cash have been for operations and to finance capital expenditures.

In the near term, we expect to provide for our liquidity needs through operations, as well as through additional fund raising and potential acquisitions. No firm details exist as to our future fund raising or the potential of future acquisitions. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings..

For the year ended December 31, 2005, net cash used by operations was $1,480,000. The primary funding of these operations was $1,348,000 received from the issuance of new debt. The net loss for the period of $2,643,000 was decreased by non-cash expense items and by increases in our accounts payable and accrued expenses. By comparison, for the year ended December 31, 2004, our net cash used in operating activities was $1,841,000. This amount is comprised of a net loss for the period of $2,811,000 reduced by non-cash expense items of $829,000 but increased by growth of accounts payable and accrued expenses of $111,000. Capital expenditures for the period were $88,000. Changes in capital and debt resulting from the merger totaled $2,007,000.

The purchase of fixed assets during the years ended December 31, 2005, and 2004, were $6,000 and $88,000, respectively.

The following is a description of certain transactions that were entered into during 2004 and 2005 to help provide funds for ongoing operations:

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

o Beginning in June 2005, we obtained advances on our next level of fund-raising from Bushido Capital Master Fund, L.P. which totaled $775,000 at December 31, 2005. These advances were later reclassified as loans which are convertible into equity upon execution of our next level of fund-raising. These advances bear interest at 8% per annum.

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

Contractual Obligations


                                                      Current
Contractual Obligations                Amount        Fiscal Year       1-3 Years
                                     ----------      ----------       ----------
Employment agreements                $  350,000      $  350,000       $       --
Short-term debt                       2,179,667       2,179,667               --
Long-term debt                               --              --               --
Operating leases                         63,000          63,000               --
                                     ----------      ----------       ----------
  Total contractual obligations      $2,592,667      $2,592,667       $       --
                                     ----------      ----------       ----------

There are no obligations past the year 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R were implemented beginning in the third quarter of 2005. Prior to that time, we accounted for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation costs in the financial statements. The implementation of this statement had no effect on our financial statements for the year ended December 31, 2005, as all share-based payments were incurred prior to the implementation of the statement July 1, 2005. We do not have a recurring pattern or plan for share-based payments; therefore, we are unable to determine what impact the implementation of SFAS 123R will have on our financial statements.

Other than SFAS 123R which is discussed above, there have been no new accounting pronouncements issued or effective during 2005 that have had, or are expected to have, a material impact on our consolidated financial statements.


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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,643,171 for the year ended December 31, 2005, and $2,811,127 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated March 30, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2005 in the amount of $2,643,171 and our current liabilities exceeding our current assets by $2,816,000 as of December 31, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If We Cannot Generate New Subscribers, We May Not Achieve Profitability.

To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our website and through our existing customer relationships. We need to increase the number of these leads that are converted into subscriptions for our products and services. In order to increase our revenue to the level required to break even, we will have to increase users of our issuer services product by approximately 140 users and our professional users by approximately 100 users under the current anticipated product mix. While the mix of these users may change, the need for significant increases in our customer base remains. If we fail to generate new subscribers, we may not achieve profitability.

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

Our officers and directors will beneficially own approximately 33% of our outstanding common stock upon completion of this offering if all shares registered are sold. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

During the two fiscal years ended December 31, 2005 and 2004, and through March 20, 2005, (i) there were no disagreements between the Registrant and RBSM or Horne on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RBSM or Horne would have caused the firms to make reference to the matter in its reports on the Registrant's financial statements, and (ii) RBSM's reports on the Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2005 and 2004, and through January 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2005 and 2004, and through January 24, 2005, the Registrant has not consulted with RBSM regarding either:

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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


ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows


    NAME                       AGE      POSITION
    ------------------         ---      -------------------------------------
    E. Key Ramsey              45       President, Chief Executive Officer,
                                        Chairman of the Board of Directors
                                        and Director

    Gregory E. Ballard         39       Vice President, Chief Operating
    Officer and Director

    Susan R. Walker            37       Chief Financial Officer

    Robert L. Atkins           45       Secretary and Director

    Timothy J. Aylor           40       Director

    Danny M. Dunnaway          56       Director

    Joseph L. Stephens         47       Director




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

Susan R. Walker. Mrs. Walker was employed by Arthur Andersen, L.P. and later was self-employed for five years in the public accounting field and worked in the areas of accounting, tax and litigation support. Mrs. Walker has worked with Knobias since 2001 in a part-time accounting and controller position. She was named to the position of Chief Financial Officer in February 2006.

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

Kevin Crow resigned his position as a member of the board of directors effective September 2, 2005.

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

Audit Committee

The audit committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors,
(ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors,
(iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The audit committee currently consists of Timothy J. Aylor and Danny M. Dunnaway. Our Board has determined that Messrs. Akylor and Dunnaway are "independent" as that term is defined under applicable SEC rules. Mr. Aylor qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the SEC. During the past fiscal year, the audit committee had one meeting.

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


Compensation Committee

The compensation committee of the board of directors reviews all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans. The compensation committee currently consists of Timothy J. Aylor, Danny M. Dunnaway, and Joseph Stevens.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2005, 2004 and 2003, certain information as to the total cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for our company and Knobias, as applicable, by the respective chief executive officers and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table


                                                               SUMMARY COMPENSATION TABLE
                                                                  LONG-TERM COMPENSATION

                                                     ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                              ------------------------------- --------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                              ----------------------   -------
                                                                              RESTRICTED  SECURITIES
                                                                 OTHER ANNUAL   STOCK     UNDERLYING    LTIP     ALL OTHER
                                              SALARY    BONUS    COMPENSATION  AWARD(S)    OPTIONS/    PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     ($)       ($)         ($)         ($)       SARS (#)      ($)        ($)
-----------------------------------  -----    ------    ------   ------------ ----------  ----------   -------  ------------
E. Key  Ramsey,  Our  President       2005   175,000      0              0            0     250,000         0         0
and CEO  after  the                   2004   146,875      0              0            0           0         0         0
Merger and President of Knobias       2003   135,000      0              0            0           0         0         0

Gregory  E.  Ballard,  Our  Vice      2005   175,000      0              0            0     250,000         0         0
President  and COO                    2004   146,875      0              0            0           0         0         0
after the Merger and COO of Knobias   2003   135,000      0              0            0           0         0         0



Option/SAR Grants in Last Fiscal Year

On April 11, 2005, 3,262,000 stock options were granted, effective April 1, 2005. These options were given to employees and directors and have an exercise price of $0.72 and a market price of $0.93 per share. The term of the options is ten years with half of the options vesting upon issuance, another one fourth of the options vesting December 1, 2005, and the remaining options vesting December 1, 2006. The value of the shares using the Black-Scholes pricing model at the time of issuance was $1,080,000. Because we recorded compensation from share-based payments under APB 25 at the time of the granting of the options, we recorded no expense related to these options.


Compensation of directors

Our directors receive no compensation for their service to our Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 15, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 50,766,505 shares of common stock outstanding.

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


--------------------------------------------------------------------------------
  Name of Beneficial Holder (1)         Number                  Percent
                                       of Shares               Of Class
--------------------------------------------------------------------------------
E. Key Ramsey P.O. Box 2785 Ridgeland, MS 39158
President, CEO, and Chairman             5,479,474 (2)(3)       10.75%

Gregory E. Ballard
P.O. Box 2785
Ridgeland, MS  39158
Vice President, COO and Director         5,520,921 (2)(4)       10.84%

Susan R. Walker
P.O. Box 2785
Ridgeland, MS  39158
Chief Financial Officer                     30,000 (5)              *

Robert L. Atkins
661 Highway51, Suite 1A
Ridgeland, MS  39157
Secretary and Director                     361,242 (2) (6)          *

Timothy J. Aylor
3825 Ramblewood Drive
Melbourne, FL  32934
Director                                   407,454 (2) (7)          *

Danny M. Dunnaway
875 Northpark Drive
Bldg 2, Suite 500
Ridgeland, MS  39157
Director                                 3,118,361 (2) (8)       6.14%

Joseph L. Stephens
P.O. Box 829
Magee, MS  39111
Director                                 1,504,745 (9)           2.96%

All Directors & Officers
 (7 persons) as a Group                 16,422,197              32.01%

Duncan Capital Group, LLC               11,080,096 (10)         19.84%



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

(2) On October 12, 2005, Internet Productions, LLC liquidated and distributed its assets (consisting of 12,269,346 common shares of Knobias, Inc.) to its members according to its respective membership interests. The ownership of Internet Productions, LLC prior to this liquidation for certain directors and executive officers, or their affiliates and associates, in Internet Productions, LLC, is set forth below:

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

(3) Includes (i)4,441,293 shares owned individually; (ii) 828,181 shares held by Ramsey Children's' Trust; (iii) options to purchase 250,000 shares of common stock (187,500 shares are immediately exercisable and 62,500 are exercisable on 12/1/06); and (iv) options to purchase 30,000 shares of common stock (22,500 shares are immediately exercisable and 7,500 shares are exercisable on 12/1/06) held by his wife.

(4) Includes (i) 4,229,180 shares owned individually; (ii) 1,104,241 shares held by Ballard Children's Trust; (iii) options to purchase 250,000 shares of common stock (187,500 shares are immediately exercisable and 62,500 shares are exercisable on 12/1/06).

(5) Includes options to purchase 40,000 shares of common stock (30,000 shares are immediately exercisable and 10,000 shares are exercisable on 12/1/06).

(6) Includes (i) 71,862 shares owned individually; (ii) options to purchase 43,500 shares of common stock (33,500 shares are exercisable immediately and 10,000 shares are exercisable on 12/1/06); and (iii) 255,880 shares held in an IRA account for Mr. Atkins.

(7) Includes (i) 75,524 shares owned individually; (ii) options to purchase 43,500 shares of common stock (33,500 shares are immediately exercisable and 10,000 shares are exercisable on 12/1/06); and $298,430 shares owned jointly with his wife.

(8) Includes (i) 304,380 shares through Danny M. Dunnaway, LLC in which Mr. Dunnaway owns a 90% membership interest; (ii) 86,070 shares owned by Mr. Dunnaway as custodian for a minor child; (iii) 251,123 shares held in an IRA account for Mr. Dunnaway; (iv) 85,096 shares owned by his wife; (v) 173,500 shares held in an IRA account for his wife; (vi) 413,025 shares owned by Danny M. Dunnaway Charitable Remainder Unitrust; (vii)413,025 shares owned by the Danny M. Dunnaway Foundation; (viii) options to purchase 43,500 shares of common stock (33,500 shares are immediately exercisable and 10,000 shares are exercisable on 12/1/06); and (ix) 1,358,642 shares owned individually.

(9) Includes (i) 1,008,118 shares owned individually; (ii) 463,127 shares as Executor of his father's estate; and (iii) options to purchase 43,500 shares of common stock (33,500 shares are immediately exercisable and 10,000 shares exercisable on 12/1/06).

(10) Includes (i) a warrants to purchase 48,000 shares of common stock issued to Bridges and PIPES, LLC, an affiliate of Duncan Capital and (ii) 1,333,333 shares of common stock into which the shares of Series A Preferred Stock are currently convertible. The shares of Series A Preferred Stock beneficially owned by Duncan Capital include 208,333 shares of Series A Preferred Stock held by Bridges and PIPES, LLC.


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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2005.


                        AVAILABLE FOR                       NUMBER OF SECURITIES
                       FUTURE ISSUANCE                             REMAINING
                          NUMBER OF                              UNDER EQUITY
                        SECURITIES TO         WEIGHTED-          COMPENSATION
                       BE ISSUED UPON          AVERAGE               PLANS
                         EXERCISE OF      EXERCISE PRICE OF       (EXCLUDING
                         OUTSTANDING         OUTSTANDING          SECURITIES
                      OPTIONS, WARRANTS   OPTIONS, WARRANTS      REFLECTED IN
                         AND RIGHTS           AND RIGHTS          COLUMN (A))
                      -----------------   -----------------  -------------------
Equity compensation
  plans approved by
  security holders              158,500   $            0.78            4,841,500
Equity compensation
  plan not approved
  by security holders                 0                   0                    0
                      -----------------   -----------------  -------------------
         Total                  158,500                  00            4,841,500

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, we obtained the remainder of our financing from DCOFI Master, Ltd. (an affiliate of Duncan Capital Group, LLC, an owner of our common stock) totaling $225,000. On March 15, 2005, we refinanced the entire principal balance outstanding under this arrangement and financed the first $50,000 of interest to be paid on the financing, thereby increasing the principal balance outstanding to $550,000. The entire amount is due September 1, 2006.

On April 7, 2005, we entered into a promissory note with Timothy Aylor, a company director, which was due October 7, 2005. In connection with the issuance of this promissory note, we issued a warrant to purchase 10,000 shares of the Company's common stock, which are exercisable until five years from the date of issuance at $0.75 per share.

On April 28, 2005, we entered into a line of credit agreement (the "LOC Agreement") with the Bank of Brookhaven for $300,000. Pursuant to the LOC Agreement, we may, at our discretion, periodically draw down funds up the maximum borrowing amount of $300,000. During 2005, we borrowed $170,000 under this LOC Agreement. This loan is personally guaranteed by a group of our officers and directors.

During 2005, we borrowed $775,000 from a company who also owns 208,333 shares of our preferred stock and, combined with its affiliate is owed $500,000 under our 8% Secured Convertible Notes. The advances are due at various times during 2006 and bear interest at 8%.

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

4.16 Securities Purchase Agreement, dated as of March 15, 2005, by and between the Company and DCOFI Master LDC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 21, 2005, and incorporated herein by reference.

4.17 Form of 12% Senior Subordinate Secured Note, dated as of March 15, 2005, due September 1, 2006, of the Company issued to DCOFI Master LDC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 21, 2005, and incorporated herein by reference.

4.18 Form of Common Stock Purchase Warrant, dated March 15, 2005, issued by the Company to DCOFI Master LDC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 21, 2005, and incorporated herein by reference.

4.19 Security Agreement, dated as of March 15, 2005, by and between the Company and DCOFI Master LDC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 21, 2005, and incorporated herein by reference.

4.20 Registration Rights Agreement, dated as of March 15, 2005, by and between the Company and DCOFI Master LDC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 21, 2005, and incorporated herein by reference.

4.21 Form of 12% Subordinate Promissory Note, dated as of April 7, 2005, due October 7, 2005, of the Company issued to Timothy J. Aylor, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005, and incorporated herein by reference.

4.22 Form of Common Stock Purchase Warrant, dated as of April 7, 2005, issued by the Company to Timothy J. Aylor, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005, and incorporated herein by reference.

4.23 Form of 8% Convertible Promissory Note, dated as of April 22, 2005, of the Company issued to Bridges & PIPEs, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005, and incorporated herein by reference.

4.24 Form of Common Stock Purchase Warrant, dated as of April 22, 2005, issued by the Company to Bridges & PIPEs, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005, and incorporated herein by reference.

4.25 Line of Credit Agreement, dated as of April 27, 2005, by and between the Company and the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.26 Guaranty Agreement, dated as of April 27, 2005, by Robert Atkins in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.27 Guaranty Agreement, dated as of April 27, 2005, by Tim Aylor in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.28 Guaranty Agreement, dated as of April 27, 2005, by Gregory Ballard in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.29 Guaranty Agreement, dated as of April 27, 2005, by Danny M. Dunnaway in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.30 Guaranty Agreement, dated as of April 27, 2005, by E. Key Ramsey in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.31 Guaranty Agreement, dated as of April 27, 2005, by Joseph Stephens in favor of the Bank of Brookhaven, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 10, 2005, and incorporated herein by reference.

4.32 Form of 8% Convertible Promissory Note, of the Company issued to Bushido Capital Master Fund, LP, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 1, 2006, and incorporated herein by reference.

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firms for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $103,250 and $56,600 respectively.

Audit-Related Fees

Russell, Bedford, Stefanou, Mirchandani, LLP and Horne LLP charged us $0 and $20,950 for audit related fees in 2005 and 2004, respectively.

Tax Fees

Horne LLP charged us $10,075 and $1,275 for tax fees in 2005 and 2004, respectively.

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

KNOBIAS, INC.



Dated:  March 31, 2006                    By: /s/ E. KEY RAMSEY
                                             ---------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ SUSAN R. WALKER
                                             ---------------------------------
                                          Susan R. Walker
                                          Chief Accounting Officer (Principal
                                          Accounting Officer)and Chief Financial
                                          Officer (Principal Financial Officer)






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ E. KEY RAMSEY          CEO, President and Director        March 31, 2006
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   March 31, 2006
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             March 31, 2006
--------------------
Robert L. Atkins

/s/ TIMOTHY J. AYLOR       Director                           March 31, 2006
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           March 31, 2006
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           March 31, 2006
----------------------
Joseph L. Stephens

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                  KNOBIAS, INC.

                                  KNOBIAS, INC.
                          Index to Financial Statements


                                                                        Page No.
                                                                     --------
Report of Independent Certified Public Accounting Firm                  F-3
Consolidated Balance Sheet as of December 31, 2005                      F-4

Consolidated Statements of Losses For the Years Ended
  December 31, 2005 and 2004                                            F-5
Consolidated  Statements of Deficiency in Stockholders' Equity
 For the Years Ended December 31, 2005 and 2004                         F-6

Consolidated Statements of Cash Flows For the Years Ended
 December 31, 2005 and 2004                                             F-7
Notes to Consolidated Financial Statements                           F-8 - F-20






                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Knobias, Inc.
Ridgeland, Mississippi

We have audited the accompanying consolidated balance sheet of Knobias, Inc., as of December 31, 2005, and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knobias, Inc. at December 31, 2005, and the results of its operations and its cash flows for the two years then ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants

New York, New York
March 30, 2006

KNOBIAS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005


                                     Assets

Current assets
Cash                                                           $     103,095
Accounts receivable, net of allowance (Note A)                        68,975
Prepaid expenses                                                      23,517

Total current assets                                                 195,587

Property, equipment, and database development (Note C):            1,233,527
Less: accumulated amortization and depreciation                   (1,048,190)
Property, equipment, and database development, net                   185,337

Other assets                                                           7,971

Total assets                                                   $     388,895

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                               $     504,262
Current portion of long-term debt (Note D)                         2,179,667
Accrued liabilities (Note E)                                         327,270

Total current liabilities                                          3,011,199

Long-term debt                                                             -

Total liabilities                                                  3,011,199

Deficiency in Stockholders' Equity (Note F)
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
958,333 outstanding at December 31, 2005                           1,150,000
Common Stock, $0.01 par value; 95,000,000 shares
authorized; 50,766,505 outstanding                                   507,665
Additional paid-in capital                                         9,984,187
Accumulated deficit                                              (14,264,156)

Total deficiency in stockholders' equity                          (2,622,304)

Total liabilities and deficiency in stockholders' equity       $     388,895


See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                           2005            2004
Subscription revenues ...........................  $  1,976,680    $  1,819,371
Information provisioning ........................       148,442         153,017

Total revenue ...................................  $  2,125,122    $  1,972,388

Operating Expenses:
Product related costs ...........................     2,125,030       2,123,683
Selling, general and administrative .............     1,867,465       1,571,412
Depreciation and amortization ...................        72,039          87,764
Total operating expenses ........................     4,064,534       3,782,859

Loss from  operations ...........................    (1,939,412)     (1,810,471)

Other income (expense):
Interest income .................................         1,294             516
Merger related costs ............................          --          (670,733)
Interest expense ................................      (705,053)       (330,439)

Total other income (expense) ....................      (703,759)     (1,000,656)

Loss before provision for income taxes ..........    (2,643,171)     (2,811,127)

Provision for income taxes ......................          --              --

Net loss ........................................  $ (2,643,171)   $ (2,811,127)

Loss per share (basic and fully diluted) (Note J)  $      (0.05)   $      (0.06)

Basic and diluted weighted averages number of
shares outstanding ..............................    50,766,505      43,984,884



See accompanying notes to consolidated financial statements

                                 KNOBIAS, INC.
                STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                                          Total
                                      Series A                                            Additional                 (Deficiency In)
                                ----- Preferred ----        -------- Common -------         Paid-in     Accumulated    Stockholders'
                                Shares         Stock        Shares            Stock         Capital       Deficit         Equity


Balance, January 1, 2004 ....     --     $       --       34,911,941    $    349,119    $  6,965,182   $ (8,809,860)   $ (1,495,559)

Issuance of stock ...........  958,333      1,150,000        947,786           9,478         533,515           --         1,692,993

Issuance of stock to
 owner of remaining 50%
 of Kollage, LLC ............     --             --        9,531,700          95,317         266,683           --           362,000

Conversion of notes payable
 to common stock ............     --             --          841,216           8,412       1,293,808           --         1,302,220

Stock issued to former
 shareholders of COVSA ......     --             --        2,500,000          25,000            --             --            25,000

Stock issued in merger in
 lieu of payment of expenses      --             --        2,034,024          20,341            --             --            20,341

Beneficial conversion
 features of convertible
 debt .......................     --             --             --              --           316,009           --           316,009

Value of warrants attached
 to convertible debentures ..     --             --             --              --           608,990           --           608,990

Net loss ....................     --             --             --              --              --       (2,811,127)     (2,811,127)

Balance, December 31, 2004 ..  958,333   $  1,150,000     50,766,667    $    507,667    $  9,984,187   $(11,620,987)         20,867

Cancellation of shares
 issued for expenses ........     --             --             --            (1,000)           --             --            (1,000)

Issuance of stock ...........     --             --             --             1,000            --             --             1,000

Adjustment due to rounding
 off of shares ..............     --             --             (162)             (2)           --                2            --

Net loss ....................     --             --             --              --              --       (2,643,171)     (2,643,171)

Balance, December 31, 2005 ..  958,333   $  1,150,000     50,766,505    $    507,665    $  9,984,187   $(14,264,156)   $ (2,622,304)



See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005           2004

Cash flows from operating activities
Net loss .........................................   $(2,643,171)   $(2,811,127)
Adjustments to reconcile net loss to net
cash used in operating activities
Allowance for doubtful accounts receivable .......        20,000        (29,794)
Depreciation and amortization ....................        72,039         87,764
Merger related costs .............................          --          670,733
Amortization of debt issuance costs ..............       522,107         70,396
Cancellation of shares issued
 for expenses ....................................        (1,000)          --
Changes in operating assets and liabilities
(Increase) decrease in accounts
 receivable ......................................         8,874         20,666
Decrease in prepaid expenses .....................         4,042         13,432
Decrease in other assets .........................          --           19,965
Increase in accounts payable and
accrued expenses .................................       535,605        116,596

Net cash used in operating activities ............    (1,481,504)    (1,841,369)

Cash flows provided by (used in) investing activities
Capital expenditures .............................        (6,256)       (87,982)

Net cash used in investing activities ............        (6,256)       (87,982)

Cash flows from financing activities
Issuance of common stock .........................          --          368,000
Issuance of preferred stock ......................          --        1,013,500
Capital contribution .............................          --          362,000
Proceeds from subordinated debt ..................          --        1,000,000
Payments for merger related costs ................          --         (488,892)
Payments for debt issuance costs .................          --         (110,000)
Repayment of debt ................................          --         (512,922)
Proceeds from notes payable ......................     1,348,163        375,000

Net cash provided by financing
 activities ......................................     1,348,163      2,006,686

Net increase (decrease) in cash ..................      (139,597)        77,335

Cash, beginning of period ........................       242,692        165,357

Cash, end of period ..............................   $   103,095    $   242,692

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest ...........................   $     1,395    $   182,803
Income taxes .....................................          --             --

Non-cash transactions: ...........................                         --

Subordinated debt converted to stock .............                    1,050,000
Accrued interest on subordinated debt
 converted to stock ..............................         --          253,202
Fees for merger compensated through
 preferred stock issuance ........................         --          136,500
Fees for merger compensated through
 common stock issuance ...........................         --           20,341
Common stock issued to former COVSA
 shareholders, at par value ......................         --           25,000
Debt issuance costs allocated to
 additional paid-in-capital for value
 of warrants attached to convertible
 debentures ......................................         --          608,990
Debt issuance costs allocated to
 additional-paid-in-capital for
 beneficial conversion features ..................         --          316,009
Stockholder loans converted to
 common stock ....................................         --          174,993
Equipment purchases under vendor
 finance agreements ..............................        3,209           --
Accrued and prepaid interest
 re-financed into new debt .......................       50,000           --
Fees for debt issuance compensated
 through common stock issuance....................        1,000           --

See accompanying notes to consolidated financial statements

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at December 31, 2005, is $63,000.

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

Internal Database Development and Amortization

Website development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. Accordingly, all external and direct internal costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage and the post-implementation state are expensed as incurred. Website development costs are being amortized over three years on the straight-line basis. These costs are amortized on a straight-line basis beginning with the date of the website launch and are fully amortized at December 31, 2005. The company expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of the Company's website.

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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2005, is $63,000.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Stock Based Compensation

Stock option grants are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock options granted if the option price is not less than the fair market value of the underlying stock at the grant date. For each of the years ended December 31, 2005 and 2004, no stock based compensation expense was included in the determination of net loss as all options granted during the years had an exercise price equal to the estimated market value of the stock on the date of grant.

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:


                                             2005             2004
                                      -----------    -------------
Net loss, as reported .............   $(2,643,171)   $  (2,811,127)
Less stock based compensation
  expense determined under fair
  value method for all stock options
                                       (1,080,000)          (3,975)
                                      -----------    -------------
Pro forma net loss ................   $(3,723,171)   $  (2,815,102)
                                      ===========    =============

Basic loss per share
  As reported .....................   $     (0.05)   $       (0.06)
                                      ===========    =============
  Pro forma .......................   $     (0.07)   $       (0.06)
                                      ===========    =============


See discussion of pricing of and additional information on these options included in Note G.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $16,000 and $23,000 for the year ended December 31, 2005 and 2004, respectively.

Net Loss Per Common Share

Net loss per share - basic and diluted is based upon the weighted average common shares outstanding which totaled 50,766,505 and 43,984,884 for the years ended December 31, 2005 and 2004.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Prior to that time, the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The revised standard had no impact on the Company's results of operations in the third and fourth quarters of fiscal year 2005 because no share-based payments were issued during those periods. The Company has no regularly scheduled share-based payment plan and, therefore, cannot determine the impact of this standard on future periods.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.


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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment at December 31, 2005, consists of the following:


                                                          2004
                                                          ----

Furniture, equipment and leasehold improvements       $    174,384

Computer hardware and software                             450,599

Website and database development                           608,544
                                                      ------------

Total property, equipment, and database development      1,233,527

Less:  accumulated amortization                           (608,544)
Less: accumulated depreciation                            (439,646)
                                                      ------------
Total accumulated depreciation                          (1,048,190)

Property, equipment and database development, net     $    185,337
                                                      ============


Depreciation and amortization expense was $72,039 and $87,764 for the years ended December 31, 2005 and 2004, respectively.

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at December 31, 2005, consists of the followings:

     Senior Subordinated Notes for $550,000 bearing interest
          at 12% with  interest  payable  monthly,  maturing
          September  1, 2006.  DCOFI  Master,  Ltd.  holds a
          second priority lien on  substantially  all of the
          Company's assets.  This lien is junior to the lien
          granted to the holders of the Secured  Convertible
          Notes issued November 15, 2004.                             $ 550,000

     Debt issuance costs, net of accumulated amortization of
          $24,020                                                       (10,980)
                                                                       ---------
                                                                        539,020
                                                                       ---------

     Line of  credit  equipment   financing  $15,000  limit,
          variable  interest  rate  (20.49% at December  31,
          2005),  with  payments due monthly  3,163  Secured
          Convertible   Notes,   interest   at  8%   payable
          quarterly,  due  November  1, 2006.  The notes are
          convertible at any time, at the option of the note
          purchaser,  into the Company's common stock at the
          initial  conversion  price (subject to adjustment)
          of $0.30 per share;  The  investors of these notes
          are   secured   by   a   security    interest   in
          substantially  all of the  Company's  assets and a
          guarantee by its subsidiaries.  At the time of the
          issuance of the notes,  the Company also issued to
          the  note  purchasers   warrants  to  purchase  an
          aggregate  of  3,000,000  shares of the  Company's
          common stock.  The warrants may be  exercised,  in
          whole or in part,  at any time  within  five years
          from the date of the issuance of the notes, for an
          exercise price of $0.01 per share.  The Company is
          currently in default on its  $1,000,000 in secured
          convertible  notes  issued  in  November  2004 for
          failure   to   have  an   effective   registration
          statement   with  the   Securities   and  Exchange
          Commission  registering the shares  underlying the
          secured   convertible  notes.  As  a  result,  the
          Company is obligated to pay 18% interest and other
          default penalties.                                          1,000,000

     Debt issuance costs, net of accumulated amortization of
          $43,750                                                       (31,250)

     Debt discount--beneficial  conversion  feature,  net  of
          accumulated amortization of $181,171                         (134,838)

     Debt discount--value  attributable to warrants  attached
          to  notes,  net  of  accumulated  amortization  of
          $342,562                                                     (266,428)
                                                                       ---------
                                                                        567,484
                                                                       ---------

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

     Line of Credit for $300,000  with local bank,  interest
          at  prime  plus 2%  maturing  on  April  27,  2006            170,000

     Promissory Note,  interest at 8% due at maturity  which
          is  August  22,  2005,  or  upon  the  funding  of
          $1,500,000 equity raise by the Company                         75,000

     Convertible  Promissory  Notes  with  Bushido  Capital,
          interest   at   8%   payable,   convertible   into
          subsequent  convertible  instruments  or shares of
          common stock  pursuant to the terms and conditions
          of the Company's anticipated issuance of privately
          placed  securities,  provided  that  such  private
          placement  issuance is  presented to Bushido on or
          before the  maturity  date of the notes at various
          times in 2006.  The  financing is  continuous  and
          ongoing,  on a bi-monthly basis, until the Company
          completes  its  anticipated  issuance of privately
          placed securities                                             775,000

                                                                      ----------
Total                                                           $     2,179,667
Less: current portion of long-term debt                               2,179,667
                                                                      ----------
Note payable - long-term                                        $            --
                                                                      ----------


Amounts due prior to December 31, 2005, have not been repaid. Informal arrangements have been reached with the lenders to delay repayment pending additional fundraising efforts by the Company.

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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005, consist of the followings:


Accrued payroll                                                $ 36,677
Accrued interest                                                143,832
Accrued commissions                                              92,203
Miscellaneous accrued expenses                                   28,567
Deferred revenue                                                 25,991
                                                               --------
Total accrued liabilities                                      $327,270
                                                               ========


NOTE F - STOCKHOLDER'S EQUITY

Common Stock

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,505 shares outstanding at December 31, 2005 (50,766,667 at December 31, 2004). Holders of the Class A common stock are entitled to one vote per share.

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

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into four shares of common stock. There were no beneficial conversion discounts associated with this preferred stock.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE F - STOCKHOLDER'S EQUITY (cont.)

Additional Paid-in-Capital

Transactions to additional paid-in-capital which are not related to the issuance of stock discussed under common stock above relate to debt issue discounts of $608,990 for warrants attached to convertible debt securities and $316,009 for beneficial conversion features associated with those same securities. See Note D for a description of these securities.

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed.

 -------------- Options Outstanding -------------  ---- Options Exercisable ----
                             Weighted
                              Average     Weighted                    Weighted
                             Remaining    Average                     Average
  Exercise       Number     Contractual   Exercise       Number       Exercise
   Prices      Outstanding  Life (Years)   Price       Exercisable     Price
$0.72-$3.004    3,070,000       9.20       $ 0.76       2,331,350      $ 0.78


Transactions involving options issued to employees summarized as follows:

                                                     Weighted Average
                                  Number of Shares    Price Per Share

Outstanding at January 1, 2004 .       65,500         $     3.004
   Granted .....................       93,000               1.295
   Exercised (Note F) ..........           --                  --
   Canceled or expired .........           --                  --
Outstanding at December 31, 2004      158,500         $      2.00
   Granted .....................    3,262,000                0.72
   Exercised ...................           --                  --
   Canceled or expired .........      350,500                  --
Outstanding at December 31, 2005    3,070,000         $      0.76


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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE G - STOCK OPTIONS AND WARRANTS (cont.)

Warrants

In connection with its merger during 2004, the Company issued warrants to purchase 3,203,750 shares of the Company's common stock. The warrants are exercisable at prices ranging from $0.01 to $0.60 per share and are exercisable for five years after their issuance. Warrants may be satisfied with unregistered shares and, accordingly have been accounted for as permanent equity.

Also, the Company assumed warrants previously issued by Knobias Holdings, Inc. under substantially the same terms in which they were originally issued. The warrants are exercisable at a price of $3.25 per share.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                      Warrants Outstanding and Exercisable

                                    Weighted Average
                       Number     Remaining Contractual   Weighed Average
Exercise Prices      Outstanding      Life (Years)         Exercise Price
$0.01 to $3.25        4,450,998          3.23                 $ 0.75


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                                            Weighted Average
                                       Number of Shares     Price Per Share
Outstanding at December 31, 2003           891,218                3.25
   Granted                               3,203,750                0.05
   Exercised                                    --                  --
   Canceled or expired                          --                  --
Outstanding at December 31, 2004         4,094,968                0.75
   Granted                                 356,030                0.84
   Exercised                                    --                  --
   Canceled or expired                          --                  --
Outstanding at December 31, 2005         4,450,998              $ 0.75

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

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE H - SIGNIFICANT RISKS AND UNCERTAINTIES

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

NOTE I - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $10,300,000, expire at various times from 2015 through 2035, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $3,684,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The tax asset increased due to the accumulation during the year ended December 31, 2005, of additional net operating losses of approximately $2,600,000 or additional deferred tax assets of $884,000. Components of deferred tax assets as of December 31, 2005 are as follows:


        Non-Current:
        Net operating loss carry forward   $ 3,684,000
                                           -----------
        Valuation allowance                 (3,684,000)
                                           -----------
        Net deferred tax asset             $        --
                                           ===========

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


NOTE J - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                     2005           2004
                                                 ------------   ------------
    Net loss available for common stockholders   $ (2,643,171)  $ (2,811,127)
                                                 ============   ============
    Basic and fully diluted loss per share       $      (0.05)  $      (0.06)
                                                 ============   ============
    Weighted average common shares outstanding     50,766,505     43,984,884
                                                 ============   ============


All per share information reflects the 1 for 3 reverse stock split effected on November 17, 2004.

NOTE K - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space that expire in at various times during 2006. Minimum lease payments for the year ending December 31, 2006, are $63,000 with none required thereafter.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from 6 months to 2 years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for the years ending December 31, 2005 and 2004, totaled $131,000 and $114,000, respectively.

NOTE L - BUSINESS CONCENTRATION

The Company had one customer (two for the year ended December 31, 2004) which represent 19% and 26% of its revenues for the years ended December 31, 2005 and 2004, respectively. The Company's does not have any vendors which accounted for more than 10% of total purchases.

NOTE M - SUBSEQUENT EVENT

The Company has borrowed an additional $290,000 under the ongoing Convertible promissory note agreement with Bushido Capital since December 31, 2005, through March 20, 2006.

                                  KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE N - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2005, the Company incurred a loss of $2,643,171. The Company's current liabilities exceeded its current assets by $2,815,612 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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