Form 10KSB/A
period 2005-12-31
KNOBIAS, INC.
filed 2006-04-11
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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


Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 4, 2006, to correct a typographical error in
Exhibit 31.2 (Officer's Certificate Pursuant to Section 302). Except as set forth herein, there have been no other changes to the Form 10-KSB as originally filed.

This Amendment No. 1 speaks as of the original filing date of the Form 10-KSB and does not reflect events occurring after the filing of the original
Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

KNOBIAS, INC.



Dated:  April 11, 2006                    By: /s/ E. KEY RAMSEY
                                             ---------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)

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



/s/ E. KEY RAMSEY          CEO, President and Director        April 11, 2006
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   April 11, 2006
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             April 11, 2006
--------------------
Robert L. Atkins

/s/ TIMOTHY J. AYLOR       Director                           April 11, 2006
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           April 11, 2006
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           April 11, 2006
----------------------
Joseph L. Stephens

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