Form 10QSB
period 2006-03-31
KNOBIAS, INC.
filed 2006-05-15
CIK 1161979

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

                  For the Quarterly period ended March 31, 2006

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

          875 NORTHPARK DRIVE
          BUILDING 2, SUITE 500
          RIDGELAND, MISSISSIPPI                                 39157
          ----------------------                                 -----
     (Address of principal executive offices)                  (zip code)

                                 (601) 978-3399
              (Registrant's telephone number, including area code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes __X___ No ______

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes ______ No ___X__


The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2006, was 50,766,505 shares, held by approximately 139 shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ______ No __X___

                                  KNOBIAS, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2006



                                Table of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             March 31, 2006 and December 31, 2005                              3

             Condensed Consolidated Statements of Losses:
             Three Months Ended March 31, 2006 and 2005                        4

             Condensed Consolidated Statement of Deficiency in
             Stockholders' Equity Three Months Ended March 31, 2006            5

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2006 and 2005                        6

             Notes to Unaudited Condensed Consolidated Financial
             Information: March 31, 2006                                  7 - 18

    Item 2.  Management's Discussion and Analysis                        19 - 27

    Item 3.  Controls and Procedures                                          28


PART II.  OTHER INFORMATION                                                   28

    Item 1.  Legal Proceedings                                                28

    Item 2.  Unregistered Sales of Equity and Use of Proceeds                 28

    Item 3.  Defaults Upon Senior Securities                                  28

    Item 4.  Submission of Matters to a Vote of Security Holders              28

    Item 5.  Other Information                                                28

    Item 6.  Exhibits and Reports on Form 8-K                                 28

Signatures                                                                    29

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31, 2006   December 31, 2005
                                               (unaudited)

                                     Assets

Current assets
 Cash                                             $   36,305        $   103,095
 Accounts receivable, net of allowance (Note A)       79,942             68,975
 Prepaid expenses                                     15,253             23,517

 Total current assets                                131,500            195,587

Property, equipment, and
 database development (Note C):                    1,237,072          1,233,527
Less: accumulated amortization and depreciation   (1,062,978)        (1,048,190)
Property, equipment, and database development, net   174,094            185,337

Other assets                                           8,171              7,971

Total assets                                       $ 313,765          $ 388,895

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                  $  369,348        $   504,262
Current portion of long-term debt (Note D)         2,663,664          2,179,667
Accrued liabilities (Note E)                         408,613            327,270

Total current liabilities                          3,441,625          3,011,199

Long-term debt                                          -                  -

Total liabilities                                  3,441,625          3,011,199


Deficiency in Stockholders' Equity (Note F)
Preferred stock, $0.01 par value;
     5,000,000 shares authorized;
     958,333 outstanding                           1,150,000          1,150,000
Common Stock, $0.01 par value;
     95,000,000 shares authorized;
     50,766,505 outstanding                          507,665            507,665
Additional paid-in capital                         9,984,187          9,984,187
Accumulated deficit                              (14,769,712)       (14,264,156)

Total deficiency in stockholders' equity          (3,127,860)        (2,622,304)

Total liabilities and deficiency
     in stockholders' equity                     $   313,765        $   388,895



See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                     2006              2005
                                                 (unaudited)      (As restated-
                                                                      Note A)

 Subscription revenues                           $   503,961        $   503,187
 Information provisioning                             53,893             47,699

 Total revenue                                       557,854            550,886

 Operating Expenses:
 Product related costs                               515,927            656,512
 Selling, general and administrative                 347,697            476,607
 Depreciation and amortization                        14,788             20,436

 Total operating expenses                            878,412          1,153,555

 Loss from  operations                              (320,558)          (602,669)

 Other income (expense):
 Interest income                                           5                828
 Interest expense                                   (185,003)          (166,610)

 Total other income (expense)                       (184,998)          (165,782)

 Loss before provision for income taxes             (505,556)          (768,451)

 Provision for income taxes                                -                  -

 Net loss                                        $  (505,556)       $  (768,451)

 Loss per share (basic and fully diluted)        $     (0.01)       $     (0.02)

 Basic and diluted weighted averages number of
   shares outstanding                             50,766,505          50,666,667


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                                          Total
                                                                                     Additional                       Deficiency In
                               Series A Preferred                 Common              Paid-in        Accumulated      Stockholders'
                              Shares         Stock         Shares        Stock        Capital          Deficit           Equity

 Balance, January 1, 2006     958,333     $1,150,000     50,766,505     $507,665     $9,984,187     $(14,264,156)     $(2,622,304)

 Net loss                           -              -              -            -              -         (505,556)        (505,556)

 Balance, March 31, 2006      958,333     $1,150,000     50,766,505     $507,665     $9,984,187     $(14,769,712)     $(3,127,860)


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                     2006              2005
                                                 (unaudited)      (As restated-
                                                                      Note A)

 Cash flows from operating activities
 Net loss                                        $  (505,556)       $  (768,451)
 Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                      14,788             20,436
 Amortization of debt issuance costs                 129,119            133,751
 Cancellation of shares issued for expenses                -             (1,000)
 Changes in operating assets and liabilities
   Increase in accounts receivable                   (10,967)           (59,184)
 Decrease in prepaid expenses                          8,264             14,717
 Increase in other assets                               (200)                 -
 Increase (decrease) in accounts payable,
   accrued expenses, and deferred revenue            (53,571)           252,437

 Net cash used in operating activities              (418,123)          (407,294)

 Cash flows from investing activities
 Capital expenditures                                 (3,545)                 -

 Net cash used in investing activities                (3,545)                 -

 Cash flows from financing activities
 Repayment of debt                                      (122)               (82)
 Proceeds from notes payable                         355,000            225,000

 Net cash provided by financing activities           354,878            224,918

 Net decrease in cash                                (66,790)          (182,376)

 Cash, beginning of period                           103,095            242,692

 Cash, end of period                             $    36,305        $    60,316

 Supplemental disclosure of cash flow information

 Cash transactions:
 Cash paid for interest                          $       167        $         -
 Income taxes                                              -                  -

 Non-cash transactions:
 Equipment purchases under vendor finance
   agreements                                              -              3,209
 Accrued and prepaid interest re-financed into
   new debt                                                -             50,000


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Knobias, Inc. and its wholly-owned subsidiary, Knobias.Com, LLC. All Intercompany balances and transactions have been eliminated in consolidation. Knobias Holdings, Inc. and Kollage, LLC are inactive subsidiaries of the Company. Prior to the merger and the 100% consolidation of Kollage, LLC, its income and expenses were included in the financial statements of Knobias Holdings, Inc.

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

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at March 31, 2006, and December 31, 2005, is $73,000 and $63,000, respectively.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2006, and December 31, 2005, is $73,000 and $63,000, respectively.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in financial statements in included in Form 10-KSB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company. As of December 31, 2005, 3,070,000 stock options were outstanding and 2,331,350 stock options were exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company did not recognize compensation expense related to employees stock options in the quarter ended March 31, 2006 as the Company did not grant any stock options to employees during the quarter ended March 31, 2006 and 2005 and no stock options were vested during the quarter ended March 31, 2006. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock options to employees and accordingly compensation expense related to employees' stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:

                                                                   For the three
                                                                    months ended
                                                                  March 31, 2005
                                                                   (As restated-
                                                                         Note A)

Net loss attributable to common stockholders -as reported             $(768,451)
Add. Total stock based employee compensation expense as
   reported under intrinsic value method (APB No. 25)                         -
Deduct Total stock based employee compensation expense
   as reported under fair value based method (SFAS No. 123)                   -
Net loss -Pro Forma                                                   $(768,451)
Net loss attributable to common stockholders - Pro forma              $(768,451)
Basic (and assuming dilution) loss per share - as reported               $(0.02)
Basic (and assuming dilution) loss per share - Pro forma                 $(0.02)

In determining the compensation cost of stock options granted to employees during the three months ended March 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                              Three Months Ended
                                                                  March 31, 2005

Risk-free interest rate                                                      n/a
Expected life of options Granted (a)                                         n/a
Expected Volatility                                                          n/a
Expected dividend yield                                                       0%

(a) The expected option life is based on contractual expiration dates.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $4,000 and $7,000 for each of the three months ended March 31, 2006 and 2005, respectively.

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

New Accounting Pronouncements

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                        March 31,   December 31,
                                                          2006          2005
                                                        ---------     ---------
Furniture, equipment and leasehold improvements        $  174,384    $  174,384
Computer hardware and software                            454,144       450,599
Website and database development                          608,544       608,544
                                                        ---------     ---------
Total property, equipment, and database development     1,237,072     1,233,527

Less:  accumulated amortization                          (608,544)     (608,544)
Less: accumulated depreciation                           (454,434)     (439,646)
                                                        ---------     ---------
Total accumulated depreciation                         (1,062,978)   (1,048,190)

Property, equipment and database development, net       $ 174,094    $  185,337
                                                        =========    ==========

Depreciation and amortization expense was $14,788 and $20,436 for the three months ended March 31, 2006 and 2005, respectively.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at March 31, 2006, and December 31, 2005, consists of the followings:

                                                   March 31,        December 31,
                                                     2006              2005

Senior Subordinated Notes for $550,000 bearing interest at 12% with interest payable monthly, maturing September 1, 2006. DCOFI
     Master, Ltd. holds a second priority lien on substantially all of the Company's assets. This lien is junior to the lien granted to the holders of the Secured Convertible Notes issued November 15,
     2004.                                                                      $   550,000        $   550,000
Debt issuance costs, net of accumulated amortization of $28,137
     ($24,000 at December 31, 2005)                                                  (6,863)           (10,980)
                                                                                  ---------          ---------
                                                                                    543,137            539,020
Line of credit equipment financing $15,000 limit, variable interest
     rate (20.49% at March 31, 2006), with payments due monthly                       3,042              3,163
Secured Convertible Notes, interest at 8% payable quarterly, due
     November 1, 2006. The notes are convertible at any time, at the option of the note purchaser, into the Company's common stock at the initial conversion price (subject to adjustment) of $0.30 per share; The investors of these notes are secured by a security interest in substantially all of the Company's assets and a guarantee by its subsidiaries. At the time of the issuance of the notes, the Company also issued to the note purchasers warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock. The warrants may be exercised, in whole or in part, at any time within five years from the date of the issuance of the notes, for an exercise price of $0.01 per share. The Company is currently in default on its $1,000,000 in secured convertible notes issued in November 2004 for failure to have an effective registration statement with the Securities and Exchange
     Commission registering the shares underlying the secured
     convertible notes. As a result, the Company is obligated to pay
     18% interest and other default penalties.                                    1,000,000          1,000,000
Debt issuance costs, net of accumulated amortization of $53,125
     ($43,750 at December 31, 2005)                                                 (21,875)           (31,250)
Debt discount--beneficial conversion feature, net of accumulated
     amortization of $220,672 ($181,171 at December 31, 2005)                       (95,337)          (134,838)
Debt discount--value attributable to warrants attached to notes, net of accumulated amortization of $418,688 ($342,563 at December 31,
     2005)                                                                         (190,303)          (266,428)
                                                                                  ---------          ---------
                                                                                    692,485            567,484
Promissory Note with company director, interest at 12% payable monthly, due October 7, 2005. In connection with the issuance of this promissory note, the Company issued a warrant to purchase
     10,000 shares of the Company's common stock, which are
     exercisable until five years from the date of issuance at $0.75 per share, net of discount for $1,000 value place on warrants
     issued less amortization of $1,000                                              50,000             50,000
Line of Credit for $300,000 with local bank, interest at prime plus 2%
     maturing on April 27, 2006                                                     170,000            170,000
Promissory Note, interest at 8% due at maturity which is August 22,
     2005, or upon the funding of $1,500,000 equity raise by the
     Company                                                                         75,000             75,000
Convertible Promissory Notes with Bushido Capital, interest at 8%
     payable, convertible into subsequent convertible instruments or shares of common stock pursuant to the terms and conditions of the Company's anticipated issuance of privately placed
     securities, provided that such private placement issuance is presented to Bushido on or before the maturity date of the notes at various times in 2006, beginning 06/02/2006. The financing is continuous and ongoing, on a bi-monthly basis, until the Company
     completes its anticipated issuance of privately placed securities            1,130,000            775,000
                                                                                  ---------          ---------
Total                                                                             2,663,664          2,179,667
Less: current   portion  of  long-term   debt                                     2,663,664          2,179,667
                                                                                  ---------          ---------
Note payable - long-term                                                        $        --        $        --

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (CONT')

Amounts due prior to March 31, 2006, have not been repaid. Informal arrangements have been reached with the lenders to delay repayment pending additional fundraising efforts by the Company. The Line of Credit with a local bank maturing April 27, 2006, has been re-financed under substantially the same terms as the original debt issuance.

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

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                               March 31,         December 31,
                                                 2006               2005
                                                ------             ------
Accrued payroll                               $ 76,826           $ 36,677
Accrued interest                               199,606            143,832
Miscellaneous accrued expenses                  19,814             28,567
Accrued commissions                             90,203             92,203
Deferred revenue                                22,164             25,991
                                              --------           --------
Total accrued liabilities                     $408,613           $327,270
                                              --------           --------

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,505 shares outstanding at March 31, 2006, and December 31, 2005. Holders of the Class A common stock are entitled to one vote per share.

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


                           Options Outstanding                                   Options Exercisable
                           -------------------                                   -------------------
                                      Weighted Average         Weighed                        Weighted
                      Number        Remaining Contractual      Average         Number         Average
Exercise Prices     Outstanding         Life (Years)        Exercise Price   Exercisable   Exercise Price
---------------     -----------     ---------------------   --------------   -----------   --------------
 $0.72-$3.004       3,070,000               8.94               $ 0.76          2,331,350       $ 0.78

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions involving options issued to employees summarized as follows:

                                      Number of        Weighted Average
                                       Shares           Price Per Share
                                      ---------        ----------------
Outstanding at January 1, 2004           65,500                 $ 3.004
   Granted                               93,000                   1.295
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at December 31, 2004        158,500                 $  2.00
   Granted                            3,262,000                    0.72
   Exercised (Note F)                        --                      --
   Canceled or expired                (350,500)                      --
                                        -------                 -------
Outstanding at December 31, 2005      3,070,000                 $  0.76
   Granted                                   --                      --
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at March 31, 2006          3,070,000                $  0.76
                                        =======                 =======

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                      Warrants Outstanding and Exercisable
                       ----------------------------------
                                       Weighted Average         Weighed
                       Number        Remaining Contractual      Average
Exercise Prices     Outstanding          Life (Years)        Exercise Price
----------------    -----------      ---------------------   --------------
  $0.01 to $3.25     4,450,998              2.98                $  0.75


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                        Number of        Weighted Average
                                          Shares          Price Per Share
                                        ---------        ----------------
Outstanding at January 1, 2004            891,218                $   3.25
   Granted                              3,203,750                    0.05
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2004        4,094,968                    0.75
   Granted                                356,030                    0.84
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2005        4,450,998                    0.75
                                        ---------                --------
   Granted                                      -                       -
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at March 31, 2006           4,450,998                $   0.75
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

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represent 17% of its revenues for the three months ended March 31, 2006. The Company's does not have any vendors which accounted for more than 10% of total purchases.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

Rent expense for each of the three months ending March 31, 2006 and 2005, totaled $33,000 and $23,000, respectively.

NOTE K - SUBSEQUENT EVENT

The Company has borrowed an additional $140,000 under the ongoing Convertible promissory note agreement with Bushido Capital since March 31, 2006, through May 8, 2006.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005.

The following table shows the consolidated statements of revenues for the quarters ended March 31, 2006 and 2005:

                                    March 31,
                             -------------------------
                                 2006          2005         $ CHANGE    % CHANGE
                             -----------    -----------     ----------  --------
Revenue                                     (as restated)
 Subscription revenue        $   503,961   $    503,187      $    774        -%
 Information provisioning         53,893         47,699         6,194       13%
                             -----------    -----------
   Total revenue                 557,854        550,886         6,968        1%
Expenses
 Product related costs           515,927        656,512       140,585       21%
 Selling, general and
  administrative expenses        347,697        476,607       128,910       27%
 Depreciation and
  amortization                    14,788         20,436         5,648       28%
                             -----------    -----------
   Total expenses                878,412      1,153,555       275,143       24%
                             -----------    -----------

   Operating loss               (320,558)      (602,669)      282,111       47%
                             -----------    -----------

 Interest expense, net          (184,998)     (165,782)       (19,216)      12%
                             -----------    -----------
   Net loss                  $  (505,556)   $  (768,451)    $ 262,895       34%
                             ===========    ===========

Information provisioning revenues have increased for the three months ended March 31, 2006, have increased $6,200 over the same period in 2005 due to increased marketing and customer base in 2006 in our issuer services, press release, and data feed products.

Product related costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of our website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the quarter ended March 31, 2006, these costs decreased 21% or $140,585 from the same costs for the quarter ended March 31, 2005. This decrease is primarily attributable to decreases in employee costs. Also, there are less significant decreases related to contract labor which was incurred in 2005 for research costs which have been performed in-house since the third quarter of 2005 and decreases in telecommunications costs for the technical aspects of the product offerings.

For the quarter ended March 31, 2006, selling, general and administrative costs decreased $128,910 or 27% from the same period in 2005. Professional fees have decreased $110,000 during this period due to our dismissal of our legal counsel who handled our SEC filing and bringing that process in-house, decreases in audit fees, and decreased usage of outside general legal counsel after hiring an attorney in-house to handle many of those duties. We also now maintain only one apartment in New Jersey rather than two apartments.

Interest expense for the quarter ended March 31, 2006, has increased over interest for the same period in 2005 due to increases in our overall indebtedness. During the period from April 2005 through March 2006, all of our cash shortfalls have been financed through increases in debt which causes an increase in interest

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash of $36,305 and had a working capital deficit of $3,310,125. Of this deficit, $2,663,664 is from debt which is due within the current year. The Company is working diligently to develop its next level of financing and plans to renew or amend our debt in connection with that funding. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the near term, we expect to provide for our liquidity needs through operations, as well as through additional fund raising and potential acquisitions. No firm details exist as to our future fund-raising or the potential of future acquisitions. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings..

For the three months ended March 31, 2006, net cash used by operations was $418,000. The primary funding of these operations was $355,000 received from the issuance of new debt. By comparison, for the three months ended March 31, 2005, our net cash used in operating activities was $407,000 funded by $225,000 received from the issuance of new debt, as well as cash generated from the merger consummated November 15, 2004.

The purchase of fixed assets during the three months ended March 31, 2006, and 2005, were $3,500 and $0, respectively.

The following is a description of certain transactions that were entered into during 2004, 2005, and 2006 to help provide funds for ongoing operations:

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

     o Beginning in June 2005, we obtained advances on our next level of fund-raising from Bushido Capital Master Fund, L.P. which totaled $1,130,000 at March 31, 2006. These advances were later reclassified as loans which are convertible into equity upon execution of our next level of fund-raising. These advances bear interest at 8% per annum.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2005 financial statements included in the Company's Annual Report states that the Company's historical losses raise substantial doubts about the Company's ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

New Accounting Pronouncements

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in financial statements in included in Form 10-KB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company. As of December 31, 2005, 3,070,000 stock options were outstanding and 2,331,350 stock options were exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company did not recognize compensation expense related to employees stock options in the quarter ended March 31, 2006 as the Company did not grant any stock options to employees during the quarter ended March 31, 2006 and 2005 and no stock options were vested during the quarter ended March 31, 2006. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock options to employees and accordingly compensation expense related to employees' stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,643,171 for the year ended December 31, 2005 and $2,811,127 for the year ended December 31, 2004. In addition, for the quarter ended March 31, 2006, we incurred a net loss of $50555768,451. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We are obligated to file with the SEC one or more registration statements covering the resale of (i) the shares of common stock to be issued upon conversion of our Series A Preferred Stock, (ii) the shares of common stock issuable on the conversion of the Notes and (iv) the shares of common stock issuable upon the exercise of the warrants issued to the Note Purchasers. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that the registration statements will be declared effective by the SEC. We are required to pay 1% of the face amount of the convertible notes and 1% of the purchase price of the series A convertible preferred stock for every month the registration statement is not effective. To date, we have incurred a total of $258,000 in liquidated damages. There can be no assurance that the registration statements will be declared effective by the SEC.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                  KNOBIAS, INC.



Date:  May 15, 2006               By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal
                                  Executive Officer) and Chief Financial Officer
                                  (Principal Accounting Officer and Principal
                                  Financial Officer)



                                  By: /s/ SUSAN R. WALKER
                                     ---------------------------------------
                                 Susan R. Walker
                                 Chief Financial Officer
                                 (Principal Accounting Officer and Principal
                                 Financial Officer)