Form 10QSB
period 2006-06-30
KNOBIAS, INC.
filed 2006-08-21
CIK 1161979

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

                  For the Quarterly period ended June 30, 2006

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


The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2006, was 50,766,505 shares, held by approximately 139 shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ______ No __X___

                                  KNOBIAS, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDING June 30, 2006



                                Table of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             June 30, 2006 and December 31, 2005                               3

             Condensed Consolidated Statements of Losses:
             Three and Six Months Ended June 30, 2006 and 2005                 4

             Condensed Consolidated Statement of Deficiency in
             Stockholders' Equity Six Months Ended June 30, 2006               5

             Condensed Consolidated Statements of Cash Flows:
             Six Months Ended June 30, 2006 and 2005                           6

             Notes to Unaudited Condensed Consolidated Financial
             Information: June 30, 2006                                     7-18

    Item 2.  Management's Discussion and Analysis                          19-27

    Item 3.  Controls and Procedures                                          28


PART II.  OTHER INFORMATION                                                   28

    Item 1.  Legal Proceedings                                                28

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      28

    Item 3.  Defaults Upon Senior Securities                                  28

    Item 4.  Submission of Matters to a Vote of Security Holders              28

    Item 5.  Other Information                                                28

    Item 6.  Exhibits and Reports on Form 8-K                                 28

Signatures                                                                    29

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30, 2006   December 31, 2005
                                               (unaudited)

                                     Assets

Current assets
 Cash                                             $   18,680        $   103,095
 Accounts receivable, net of allowance (Note A)      114,115             68,975
 Prepaid expenses                                     22,180             23,517

 Total current assets                                154,975            195,587

Property, equipment, and
 database development (Note C):                    1,263,448          1,233,527
Less: accumulated amortization and depreciation   (1,078,216)        (1,048,190)
Property, equipment, and database development, net   185,232            185,337

Other assets                                           8,171              7,971

Total assets                                       $ 348,378          $ 388,895

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                  $  427,492        $   504,262
Current portion of long-term debt (Note D)         3,142,708          2,179,667
Accrued liabilities (Note E)                         432,347            327,270

Total current liabilities                          4,002,547          3,011,199

Long-term debt                                             -                  -

Total liabilities                                  4,002,547          3,011,199


Deficiency in Stockholders' Equity (Note F)
Preferred stock, $0.01 par value;
     5,000,000 shares authorized;
     958,333 outstanding                           1,150,000          1,150,000
Common Stock, $0.01 par value;
     95,000,000 shares authorized;
     50,766,505 outstanding                          507,665            507,665
Additional paid-in capital                        10,116,187          9,984,187
Accumulated deficit                              (15,428,021)       (14,264,156)

Total deficiency in stockholders' equity          (3,654,169)        (2,622,304)

Total liabilities and deficiency
     in stockholders' equity                     $   348,378        $   388,895



See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                                   For the Three Months Ended                For the Six Months Ended
                                                            June 30,                                 June 30,
                                                     2006              2005                   2006              2005
                                                                  (As restated-           (As restated-    (As restated-
                                                                      Note A)                 Note A)          Note A)

 Subscription revenues                           $   499,215        $   493,310            $ 1,003,176       $   996,497
 Information provisioning                             70,103             32,602                123,996            80,301

 Total revenue                                       569,318            525,912              1,127,172         1,076,798

 Operating Expenses:
 Product related costs                               561,443            528,566              1,117,370         1,149,554
 Selling, general and administrative                 378,906            492,746                752,603         1,004,877
 Depreciation and amortization                        15,238             18,993                 30,026            39,429

 Total operating expenses                            955,587          1,040,305              1,899,999         2,193,860

 Loss from  operations                              (386,269)          (514,393)              (772,827)       (1,117,062)

 Other income (expense):
 Interest income                                          11                257                     16             1,085
 Interest expense                                   (206,051)          (176,859)              (391,054)         (343,469)

 Total other income (expense)                       (206,040)          (176,602)              (391,038)         (342,384)

 Loss before provision for income taxes             (592,309)          (690,995)            (1,163,865)       (1,459,446)

 Provision for income taxes                                -                  -                      -                 -

 Net loss                                        $  (592,309)       $  (690,995)         $  (1,163,865)    $  (1,459,446)

 Loss per share (basic and fully diluted)        $     (0.01)       $     (0.01)           $     (0.02)      $     (0.03)

 Basic and diluted weighted averages number of
   shares outstanding                             50,766,505          50,666,505            50,766,505        50,666,005


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


                                                                                                                          Total
                                                                                     Additional                       Deficiency In
                               Series A Preferred                 Common              Paid-in        Accumulated      Stockholders'
                              Shares         Stock         Shares        Stock        Capital          Deficit           Equity

 Balance, January 1, 2006     958,333     $1,150,000     50,766,505     $507,665     $9,984,187     $(14,264,156)     $(2,622,304)

Stock-based Compensation            -              -              -            -        132,000                -          132,000

 Net loss                           -              -              -            -              -       (1,163,865)      (1,163,865)

 Balance,  June 30, 2006      958,333     $1,150,000     50,766,505     $507,665    $10,116,187     $(15,428,021)     $(3,654,169)


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                     2006              2005
                                                                  (As restated-
                                                                      Note A)

 Cash flows from operating activities
 Net loss                                        $(1,163,865)       $(1,459,446)
 Adjustments to reconcile net loss to net
   cash used in operating activities
 Depreciation and amortization                        30,026             39,429
 Amortization of debt issuance costs                 258,238            263,370
 Cancellation of shares issued for expenses                -             (1,000)
 Stock based compensation costs                      132,000                  -
 Changes in operating assets and liabilities
 Increase in accounts receivable                     (45,140)           (61,550)
 Decrease in prepaid expenses                          1,337              9,083
 Increase in other assets                               (200)                 -
 Increase in accounts payable
   and accrued liabilities                             28,307           578,785

 Net cash used in operating activities              (759,297)          (631,329)

 Cash flows from investing activities
 Capital expenditures                                (29,921)            (5,408)

 Net cash used in investing activities               (29,921)            (5,408)

 Cash flows from financing activities
 Repayment of debt                                      (196)              (245)
 Proceeds from notes payable                         704,999            523,356

 Net cash provided by financing activities           704,803            523,111

 Net decrease in cash                                (84,415)          (113,626)

 Cash, beginning of period                           103,095            242,692

 Cash, end of period                             $    18,680        $   129,066

 Supplemental disclosure of cash flow information

 Cash transactions:
 Cash paid for interest                          $       330        $         -
 Income taxes                                              -                  -

 Non-cash transactions:
 Equipment purchases under vendor finance
   agreements                                              -              3,209
 Accrued and prepaid interest re-financed into
   new debt                                                -             50,000


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at June 30, 2006, and December 31, 2005, is $79,000 and $63,000, respectively.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2006, and December 31, 2005, is $79,000 and $63,000, respectively.

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

Stock Based Compensation

At January 1, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note G. Prior to January 1,2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related
Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Losses for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under the at transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company's net loss for the three and six months ended June 30, 2006, are $66,000 and $132,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006, would have been unchanged if the Company had not adopted SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As all tax benefits are fully reserved resulting in no income tax benefit for the Company, there is no tax effect for the adoption of SFAS No. 123R.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:

                                                                   For the three             For the Six
                                                                    Months Ended            Months Ended
                                                                   June 30, 2005           June 30, 2005
                                                                   (As restated-           (As restated-
                                                                         Note A)                 Note A)

Net loss attributable to common stockholders -as reported             $(690,995)            $(1,459,446)
Add. Total stock based employee compensation expense as
   reported under intrinsic value method (APB No. 25)                         -                       -
Less stock based employee compensation expense
   determined under fair value based method (SFAS No. 123)           (1,112,000)             (1,112,000)
Net loss -Pro Forma                                                 $(1,802,995)            $(2,571,446)

Basic (and assuming dilution) loss per share
  As reported                                                            $(0.01)                 $(0.03)
  Pro forma                                                              $(0.03)                 $(0.05)

Disclosure for the period ended June 30, 2006, was not presented because the amounts are recognized in the consolidated financial statements.

The remaining compensation expense associated with total unvested awards as of June 30, 2006, was $110,000 and will be recognized over the remaining period until vesting (December 1, 2006). The total compensation expense for each of the first two quarters of 2006 was $66,000 and was recorded as $26,000 in selling, general and administrative expenses with the remainder expensed as product costs, along with recurring employee costs.

The effect of adopting SFAS No. 123R is as follows:

                                                                   Three Months               Six Months
                                                                       Ended                     Ended
                                                                   June 30, 2006             June 30, 2006
Total share-based compensation expense                                 $(66,000)                $(132,000)
Effect on basic loss per share                                           $(0.00)                   $(0.00)
Effect on diluted loss per share                                         $(0.00)                   $(0.00)

In determining the compensation cost of stock options granted to employees during the three and six months ended June 30, 2006 and 2005, as specified by SFAS No.123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                                   Three and Six
                                                                    Months Ended
                                                                   June 30, 2005

Risk-free interest rate                                                     4.4%
Expected life of options Granted (a)                                    10 years
Expected Volatility                                                         259%
Expected dividend yield                                                       0%

(a) The expected option life is based on contractual expiration dates.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $16,000 and $1,000 for the three months ended June 30, 2006 and 2005, respectively ($20,000 and $9,000 for the six months ended June 30, 2006 and 2005, respectively).

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period. These reclassifications had no effect on reported losses.

Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of and for the periods ended June 30, 2005, and December 31, 2004, the Company determined that its allocations of convertible debt among the value of the debt, the value of attached warrants and the value of the debt's beneficial conversion feature had been calculated incorrectly. Therefore, these financial statements have been restated to reflect the correction of this error. The effect of the correction on the financial statements as of December 31, 2004, was the reclassification of $190,251 from long-term debt to additional paid-in-capital for the additional value placed on the beneficial conversion feature of the warrants. There was no effect on net income for the year ended December 31, 2004. The effect on the net income for the three and six month periods ended June 30, 2005, was to increase the Company's loss by $23,783 and $47,565, respectively, because of increased amortization related to this new allocation. The change did not cause reported earnings per share for the three and six months ended March 31, 2005, to Change.

Change in Prior Period

In August 2006, the Company discovered an error in its previously filed results for the three months ended March 31, 2006. Stock based compensation expenses in the amount of $66,000 had been omitted from the statement of operations for the three months ended March 31, 2006. The product related costs and selling, general and administrative expenses for the six months ended June 30, 2006 includes these previously omitted expenses. The correction did not have any effect on net cash provided by or used in operating/investing/financing activities. The net effect of this adjustment was to increase operating expenses by a charge to product related costs for $40,000 and a charge to selling, general and administrative expenses for $26,000. The total change of $66,000 increased operating expenses from $878,412 to $944,412 and increased the net loss from $505,556 to $571,556. Additional paid-in-capital increased from $9,984,187 to $10,050,187. Net loss per share, basic and diluted, remains unchanged at $0.01 per share.


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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                        June 30,    December 31,
                                                          2006          2005
                                                        ---------     ---------
Furniture, equipment and leasehold improvements        $  200,760    $  174,384
Computer hardware and software                            454,144       450,599
Website and database development                          608,544       608,544
                                                        ---------     ---------
Total property, equipment, and database development     1,263,448     1,233,527

Less:  accumulated amortization                          (608,544)     (608,544)
Less: accumulated depreciation                           (469,672)     (439,646)
                                                        ---------     ---------
Total accumulated depreciation                         (1,078,216)   (1,048,190)

Property, equipment and database development, net       $ 185,232    $  185,337
                                                        =========    ==========

Depreciation and amortization expense was $15,238 and $18,993 for the three months ended June 30, 2006 and 2005, respectively ($30,026 and $39,429 for the six months then ended respectively).

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at June 30, 2006, and December 31, 2005, consists of the followings:

                                                   June 30,        December 31,
                                                     2006              2005

Senior Subordinated Notes for $550,000 bearing interest at 12% with interest payable monthly, maturing September 1, 2006. DCOFI Master, Ltd. holds a second priority lien on substantially all of the Company's assets. This lien is junior to the lien granted to the holders of the Secured
     Convertible Notes issued November 15,
     2004.                                                                      $   550,000        $   550,000
Debt issuance costs, net of accumulated amortization of $32,255                     (2,745)           (10,980)
                                                                                  ---------          ---------
                                                                                    547,255            539,020
Line of credit equipment financing $15,000 limit, variable interest
     rate (20.49% at June 30, 2006), with payments due monthly                        2,968              3,163
Secured Convertible Notes, interest at 8% payable quarterly, due
     November 1, 2006. The notes are convertible at any time, at the option of the note purchaser, into the Company's common stock at the initial conversion price (subject to adjustment) of $0.30 per share; The investors of these notes are secured by a security interest in substantially all of the Company's assets and a guarantee by its subsidiaries. At the time of the issuance of the notes, the Company also issued to the note purchasers warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock. The warrants may be exercised, in whole or in part, at any time within five years from the date of the issuance of the notes, for an exercise price of $0.01 per share. The Company is currently in default on its $1,000,000 in secured convertible notes issued in November 2004 for failure to have an effective registration statement with the Securities and
     Exchange Commission registering the shares underlying the secured convertible notes. As a result, the Company is obligated to pay
     18% interest and other default penalties.                                    1,000,000          1,000,000
Debt issuance costs, net of accumulated amortization of $62,500                    (12,500)           (31,250)
Debt discount--beneficial conversion feature, net of accumulated
     amortization of $260,173                                                      (55,836)          (134,838)
Debt discount--value attributable to warrants attached to notes, net
     of accumulated amortization of $494,8138                                     (114,179)          (266,428)
                                                                                  ---------          ---------
                                                                                    817,485            567,484
Promissory Note with company director, interest at 12% payable monthly, due
     October 7, 2005. In connection with the issuance of this promissory note, the Company issued a warrant to purchase 10,000 shares of the Company's common stock, which are exercisable until five years from the date of issuance at $0.75 per share, net of discount for $1,000 value place on warrants
     issued less amortization of $1,000                                              50,000             50,000
Line of Credit for $300,000 with local bank, interest at prime plus 2%
     (8.25% at June 30, 2006) maturing on April 27, 2007                            170,000            170,000
Promissory Note, interest at 8% due at maturity which is August 22,
     2005, or upon the funding of $1,500,000 equity raise by the
     Company                                                                         75,000             75,000
Convertible Promissory Notes with Bushido Capital, interest at 8%
     payable, convertible into subsequent convertible instruments or shares of common stock pursuant to the terms and conditions of the Company's anticipated issuance of privately placed securities, provided that such private placement issuance is presented to Bushido on or before the maturity date of the notes at various times in 2006. The financing is continuous and ongoing, on a bi-monthly basis, until the Company completes its anticipated
     issuance of privately placed securities                                      1,480,000            775,000
                                                                                  ---------          ---------
Total                                                                             3,142,708          2,179,667
Less: current   portion  of  long-term   debt                                     3,142,708          2,179,667
                                                                                  ---------          ---------
Note payable - long-term                                                        $        --        $        --

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (CONT')

Amounts due prior to June 30, 2006, have not been repaid. Informal arrangements have been reached with the lenders to delay repayment pending additional fundraising efforts by the Company.

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

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                               June 30,         December 31,
                                                 2006               2005
                                                ------             ------
Accrued payroll                               $ 35,834           $ 36,677
Accrued interest                               260,998            143,832
Miscellaneous accrued expenses                  24,423             28,567
Accrued commissions                             92,492             92,203
Deferred revenue                                18,600             25,991
                                              --------           --------
Total accrued liabilities                     $432,347           $327,270
                                              --------           --------

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,505 shares outstanding at June 30, 2006, and December 31, 2005. Holders of the Class A common stock are entitled to one vote per share.

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


                           Options Outstanding                                   Options Exercisable
                           -------------------                                   -------------------
                                      Weighted Average         Weighed                        Weighted
                      Number        Remaining Contractual      Average         Number         Average
Exercise Prices     Outstanding         Life (Years)        Exercise Price   Exercisable   Exercise Price
---------------     -----------     ---------------------   --------------   -----------   --------------
 $0.72-$3.004       2,928,100               8.73               $ 0.73          2,213,850       $ 0.74

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions involving options issued to employees summarized as follows:

                                      Number of        Weighted Average
                                       Shares           Price Per Share
                                      ---------        ----------------
Outstanding at January 1, 2004           65,500                 $ 3.004
   Granted                               93,000                   1.295
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at December 31, 2004        158,500                 $  2.00
   Granted                            3,262,000                    0.72
   Exercised (Note F)                        --                      --
   Canceled or expired                (350,500)                      --
                                        -------                 -------
Outstanding at December 31, 2005      3,070,000                 $  0.76
   Granted                                   --                      --
   Exercised                                 --                      --
   Canceled or expired                  141,900                      --
                                        -------                 -------
Outstanding at June 30, 2006          2,928,100                 $  0.73
                                        =======                 =======

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the nine months ended September 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. The total value of these options was $1,762,000 of this amount, $1,520,000 was reported through disclosure only, as SFAS No. 123R had not yet been adopted. Upon adoption of SFAS No. 123R, the remaining $242,000 will be recognized in 2006 (at $22,000 per month) as an expense and increases to additional paid-in-capital. This entire amount will be expensed by November 30, 2006.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                      Warrants Outstanding and Exercisable
                       ----------------------------------
                                       Weighted Average         Weighed
                       Number        Remaining Contractual      Average
Exercise Prices     Outstanding          Life (Years)        Exercise Price
----------------    -----------      ---------------------   --------------
  $0.01 to $0.85     3,559,780              3.46                $  0.13


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                        Number of        Weighted Average
                                          Shares          Price Per Share
                                        ---------        ----------------
Outstanding at January 1, 2004            891,218                $   3.25
   Granted                              3,203,750                    0.05
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2004        4,094,968                    0.75
   Granted                                356,030                    0.84
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2005        4,450,998                    0.75
                                        ---------                --------
   Granted                                      -                       -
   Exercised                                    -                       -
   Canceled or expired                  (891,218)                       -
                                        ---------                --------
Outstanding at June 30, 2006            3,559,780                $   0.13
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

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represent 16% of its revenues for the three months ended June 30, 2006. The Company does not have any vendors which accounted for more than 10% of total purchases.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

Rent expense for each of the three months ending June 30, 2006 and 2005, totaled $33,000 and $23,000, respectively.

NOTE K - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during the six months ended June 30, 2006, the Company incurred a loss of $1,163,865. The Company's current liabilities exceeded its current assets by $3,847,572 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE L - SUBSEQUENT EVENT

The Company has borrowed an additional $190,000 under the ongoing Convertible promissory note agreement with Bushido Capital during the period from July 1, 2006, through August 7, 2006.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005.

The following table shows the consolidated statements of revenues for the quarters ended June 30, 2006 and 2005:

                                    June 30,
                             -------------------------
                                 2006          2005         $ CHANGE    % CHANGE
                             -----------    -----------     ----------  --------
Revenue                                     (as restated)
 Subscription revenue        $   499,215   $    493,310      $  5,905        -%
 Information provisioning         70,103         32,602        37,501      115%
                             -----------    -----------
   Total revenue                 569,318        525,912        43,406        8%
Expenses
 Product related costs           561,443        528,566       (32,877)     (6)%
 Selling, general and
  administrative expenses        378,906        492,746       113,840       23%
 Depreciation and
  amortization                    15,238         18,993         3,755       20%
                             -----------    -----------
   Total expenses                995,537      1,040,305        84,718        8%
                             -----------    -----------

   Operating loss               (386,269)      (514,393)      128,124       25%
                             -----------    -----------

 Interest expense, net          (206,040)      (176,602)      (29,438)    (17)%
                             -----------    -----------
   Net loss                  $  (592,309)   $  (690,995)    $  98,686       14%
                             ===========    ===========

Information provisioning revenues have increased for the three months ended June 30, 2006, have increased $38,000 over the same period in 2005 due to increased marketing and customer base in 2006 in our issuer services, press release, and data feed products.

Product related costs increased due to expenses for stock option costs which are now recognized after the adoption of SFAS 123R totaling $40,000.

For the quarter ended June 30, 2006, selling, general and administrative costs decreased $113,840 or 23% from the same period in 2005. Professional fees have decreased $130,000 during this period due to our dismissal of our legal counsel who handled our SEC filing and bringing that process in-house, decreases in audit fees, and decreased usage of outside general legal counsel after hiring an attorney in-house to handle many of those duties. The remaining decrease is due to a reduction in investor relations costs. Selling, general, and administrative costs increased during the quarter ended June 30, 2006, by $26,000 which was the expense recorded for stock-based compensation.

Interest expense for the quarter ended June 30, 2006, has increased over interest for the same period in 2005 due to increases in our overall indebtedness. During the period from April 2005 through June 2006, all of our cash shortfalls have been financed through increases in debt which have caused an increase in interest.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash of $19,000 and had a working capital deficit of $3,847,572. Of this deficit, $3,142,708 is from debt which is due within the current year. The Company is working diligently to develop its next level of financing and plans to renew or amend our debt in connection with that funding. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the near term, we expect to provide for our liquidity needs through operations, as well as through additional fund raising and potential acquisitions. No firm details exist as to our future fund-raising or the potential of future acquisitions. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings.

For the six months ended June 30, 2006, net cash used by operations was $759,000. The primary funding of these operations was $705,000 received from the issuance of new debt. By comparison, for the six months ended June 30, 2005, our net cash used in operating activities was $4631000 funded by $523,000 received from the issuance of new debt, as well as cash generated from the merger consummated November 15, 2004.

The purchase of fixed assets during the six months ended June 30, 2006, and 2005, were $30,000 and $5,000, respectively.

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

     o Beginning in June 2005, we obtained advances on our next level of fund-raising from Bushido Capital Master Fund, L.P. which totaled $1,480,000 at June 30, 2006. These advances were later reclassified as loans which are convertible into equity upon execution of our next level of fund-raising. These advances bear interest at 8% per annum.

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

As more fully described in financial statements in included in Form 10-KSB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company. As of December 31, 2005, 3,070,000 stock options were outstanding and 2,331,350 stock options were exercisable. The Company did not grant any stock options to employees during the quarter ended June 30, 2006. The Company recognized compensation expense related to employees stock options in the quarter ended June 30, 2006 of $66,000 related to the amortization of value attributable to unvested stock options.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,643,171 for the year ended December 31, 2005 and $2,811,127 for the year ended December 31, 2004. In addition, for the quarter ended June 30, 2006, we incurred a net loss of $592,309. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                  KNOBIAS, INC.



Date:  August 21, 2006            By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal
                                  Executive Officer)



                                  By: /s/ SUSAN R. WALKER
                                     ---------------------------------------
                                  Susan R. Walker
                                  Chief Financial Officer
                                  (Principal Accounting Officer and Principal
                                  Financial Officer)