Form 10QSB/A
period 2005-06-30
KNOBIAS, INC.
filed 2006-09-01
CIK 1161979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                   FORM 10QSB


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

                                 Yes |_| No |X|

                                Explanatory Note

This Amendment No. 2 on Form 10-QSB/A ("Amendment No. 2") amends the amended Quarterly Report of Knobias, Inc. (the "Company") on Form 10-QSB/A for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of share-based compensation to employees.

We have not updated the information contained herein for events occurring subsequent to August 15, 2005, the filing date of the Original Filing.

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

Share-Based Compensation

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:


                                                       For the Three Months Ended               For the Six Months Ended
                                                      ------------------------------       -------------------------------
                                                        June 30,           June 30,           June 30,          June 30,
                                                      -----------       ------------       ------------       ------------
                                                         2005               2004               2005               2004
                                                      -----------       ------------       ------------       ------------

Net loss, as reported                                 $  (690,995)      $   (527,344)      $ (1,459,446)      $   (830,700)
Add: Total stock based employee compensation
expense as reported under intrinsic value method               --                 --                 --                 --
(APB. No. 25)
Less stock based employee compensation expense
determined under fair value method for all stock
options (SFAS No. 123)                                 (1,112,000)                --         (1,112,000)                --
                                                      -----------       ------------       ------------       ------------
Pro forma net loss                                    $(1,802,995)      $   (527,344)      $ (2,571,446)      $   (830,700)
                                                      ===========       ============       ============       ============

Basic (and assuming dilution) loss per share
  As reported                                         $     (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                      ===========       ============       ============       ============
  Pro forma                                           $     (0.03)      $      (0.01)      $      (0.05)      $      (0.02)
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

Subsequent to the issuance of the financial statements as of and for the period ended June 30, 2005, the Company determined that its disclosures related to share-based compensation prior to the adoption of SFAS No. 123R had been reported incorrectly. This error relates to the accretion of the fair value of options issued by the Company in April 2005 and vesting over a period from the date of issuance through December 1, 2006. Therefore, theses notes to condensed financial statements have been amended to reflect the correction of this error. The effect of the correction of the error as of June 30, 2005, was an increase in the pro forma employee share-based compensation of $32,000 and increasing the pro forma loss by that same amount. There was no effect on the Company's balance sheet, statement of losses, or cash flows as of or for the period ended June 30, 2005. There was also no effect on the basic or fully diluted loss per share for that period and no effect on the pro forma loss per share after the increase in share-based employee compensation.

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
                                                 =========        =========

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the quarter ended June 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. Since the Company has not yet adopted SFAS No. 123R, the Company has elected not to charge the calculated value of $1,761,000 to earnings as it is accreted over the vesting period until it is required to adopt SFAS No. 123 R. For the three and six month period ended June 30, 2005, the accreted expense related to these options is $1,112,000. The remaining value of $649,000 will be accreted over the vesting period which ends December 1, 2006.

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

                         KNOBIAS, INC.



Date: August 31, 2006    By: /s/ E. KEY RAMSEY
                         -------------------------------------------------------
                         E. Key Ramsey
                         President, Chief Executive Officer
                         (Principal Executive Officer)