Form 10KSB/A
period 2005-12-31
KNOBIAS, INC.
filed 2006-09-01
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2

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


Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A ("Amendment No. 2") amends the Annual Report of Knobias, Inc. (the "Company") on Form 10-KSB/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 4, 2006 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of share-based compensation to employees.

We have not updated the information contained herein for events occurring subsequent to April 4, 2006, the filing date of the Original Filing.

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


RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R will be implemented beginning in the first quarter of 2006. Prior to that time, we will account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation costs in the financial statements. We have disclosed share-based employee compensation expense on a pro forma basis in the footnotes to the financial statements for the fair value of stock options issued April 1, 2005, and accreted as expense from issuance through December 1, 2006. The accreted amount for 2005 was $1,519,000 with the remaining $242,000 to be reflected in 2006. Upon implementation on SFAS 123R on January 1, 2006, we expect to reflect an expense in our statement of lossess in 2006 of $66,000 in each of the first three quarters and $44,000 during the final quarter. We do not have a recurring pattern or plan for share-based payments; therefore, we are unable to determine what further impact the implementation of SFAS 123R will have on our financial statements.

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



Option/SAR Grants in Last Fiscal Year

On April 11, 2005, 3,262,000 stock options were granted, effective April 1, 2005. These options were given to employees and directors and have an exercise price of $0.72 and a market price of $0.72 per share. The term of the options is ten years with half of the options vesting upon issuance, another one fourth of the options vesting December 1, 2005, and the remaining options vesting December 1, 2006. The value of the shares using the Black-Scholes pricing model at the time of issuance was $1,761,000. Because we recorded compensation from share-based payments under APB 25 at the time of the granting of the options, we recorded no expense related to these options during 2005. We expect to record total expenses of $242,000 during 2006.


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

KNOBIAS, INC.



Dated:  August 31, 2006                   By: /s/ E. KEY RAMSEY
                                             ---------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)

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



/s/ E. KEY RAMSEY          CEO, President and Director        August 31, 2006
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   August 31, 2006
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             August 31, 2006
--------------------
Robert L. Atkins

/s/ TIMOTHY J. AYLOR       Director                           August 31, 2006
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           August 31, 2006
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           August 31, 2006
----------------------
Joseph L. Stephens

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

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, using the minimum value method as a basis of determining fair values, net loss and net loss per share would have been increased as follows:


                                             2005             2004
                                      -----------    -------------
Net loss, as reported .............   $(2,643,171)   $  (2,811,127)
Less stock based compensation
  expense determined under fair
  value method for all stock options
                                       (1,519,000)          (3,975)
                                      -----------    -------------
Pro forma net loss ................   $(4,162,171)   $  (2,815,102)
                                      ===========    =============

Basic loss per share
  As reported .....................   $     (0.05)   $       (0.06)
                                      ===========    =============
  Pro forma .......................   $     (0.08)   $       (0.06)
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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Prior to 2006, the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The revised standard had no impact on the Company's results of operations in the year 2005. Upon implementation, the Company will record the 2006 accretion related to options issued in April 2005 and vesting at various times through December 1, 2006. The expense during 2006 for share-based payments will be $22,000 per month through November 2006. The Company has no regularly scheduled share-based payment plan and, therefore, cannot determine the further impact of this standard on future periods.

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

Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of and for the year ended December 31, 2005, the Company determined that its disclosures related to share-based compensation prior to the adoption of SFAS No. 123R had been reported incorrectly. This error relates to the accretion of the fair value of options issued by the Company in April 2005 and vesting over a period from the date of issuance through December 1, 2006. Therefore, theses notes to condensed financial statements have been amended to reflect the correction of this error. The effect of the correction of the error for the year ended December 31, 2005, was an increase in the pro forma employee share-based compensation of $439,000 and increasing the pro forma loss by that same amount. There was no effect on the Company's balance sheet, statement of losses, or cash flows as of or for the period ended December 31, 2005. There was also no effect on the basic or fully diluted loss per share for those periods. For the year ended December 31, 2005, the effect on the pro forma loss per share after the increase to share-based employee compensation was an increase in the pro forma loss of $0.01 per share to $0.08 per share.

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


The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the nine months ended September 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $1,761,000 to earnings as it is accreted over the vesting period until it is required to adopt SFAS No. 123R on January 1, 2006. For the year ended December 31, 2005, the accreted expense related to these options is $1,519,000 and is reflected as a pro forma adjustment in Note A. The remaining $242,000 will be accreted over the vesting period which ends December 1, 2006.

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
                                       Number of Shares     Price Per Share
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