Form 10QSB/A
period 2006-03-31
KNOBIAS, INC.
filed 2006-09-01
CIK 1161979

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A ("Amendment No. 1") amends the Quarterly Report of Knobias, Inc. (the "Company") on Form 10-QSB/A for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of share-based compensation to employees.

We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Filing.

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

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31, 2006   December 31, 2005
                                               (as restated-
                                                   Note A)
                                                (unaudited)

                                     Assets

Current assets
 Cash                                             $   36,305        $   103,095
 Accounts receivable, net of allowance (Note A)       79,942             68,975
 Prepaid expenses                                     15,253             23,517

 Total current assets                                131,500            195,587

Property, equipment, and
 database development (Note C):                    1,237,072          1,233,527
Less: accumulated amortization and depreciation   (1,062,978)        (1,048,190)
Property, equipment, and database development, net   174,094            185,337

Other assets                                           8,171              7,971

Total assets                                       $ 313,765          $ 388,895

               Liabilities and deficiency in stockholders' equity

Current liabilities
Accounts payable                                  $  369,348        $   504,262
Current portion of long-term debt (Note D)         2,663,664          2,179,667
Accrued liabilities (Note E)                         408,613            327,270

Total current liabilities                          3,441,625          3,011,199

Long-term debt                                          -                  -

Total liabilities                                  3,441,625          3,011,199


Deficiency in Stockholders' Equity (Note F)
Preferred stock, $0.01 par value;
     5,000,000 shares authorized;
     958,333 outstanding                           1,150,000          1,150,000
Common Stock, $0.01 par value;
     95,000,000 shares authorized;
     50,766,505 outstanding                          507,665            507,665
Additional paid-in capital                        10,050,187          9,984,187
Accumulated deficit                              (14,835,712)       (14,264,156)

Total deficiency in stockholders' equity          (3,127,860)        (2,622,304)

Total liabilities and deficiency
     in stockholders' equity                     $   313,765        $   388,895



See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                     2006              2005
                                                (As restated-     (As restated-
                                                    Note A)           Note A)
                                                 (unaudited)

 Subscription revenues                           $   503,961        $   503,187
 Information provisioning                             53,893             47,699

 Total revenue                                       557,854            550,886

 Operating Expenses:
 Product related costs                               555,927            656,512
 Selling, general and administrative                 373,697            476,607
 Depreciation and amortization                        14,788             20,436

 Total operating expenses                            944,412          1,153,555

 Loss from  operations                              (386,558)          (602,669)

 Other income (expense):
 Interest income                                           5                828
 Interest expense                                   (185,003)          (166,610)

 Total other income (expense)                       (184,998)          (165,782)

 Loss before provision for income taxes             (571,556)          (768,451)

 Provision for income taxes                                -                  -

 Net loss                                        $  (571,556)       $  (768,451)

 Loss per share (basic and fully diluted)        $     (0.01)       $     (0.02)

 Basic and diluted weighted averages number of
   shares outstanding                             50,766,505          50,666,667


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                                          Total
                                                                                     Additional                       Deficiency In
                               Series A Preferred                 Common              Paid-in        Accumulated      Stockholders'
                              Shares         Stock         Shares        Stock        Capital          Deficit           Equity

 Balance, January 1, 2006     958,333     $1,150,000     50,766,505     $507,665     $9,984,187     $(14,264,156)     $(2,622,304)
 Share-based compensation           -              -              -            -         66,000                -           66,000
 Net loss                           -              -              -            -              -         (571,556)        (571,556)

 Balance, March 31, 2006      958,333     $1,150,000     50,766,505     $507,665    $10,050,187     $(14,835,712)     $(3,127,860)


See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                     2006              2005
                                                 (As restated-    (As restated-
                                                     Note A)          Note A0
                                                 (unaudited)

 Cash flows from operating activities
 Net loss                                        $  (571,556)       $  (768,451)
 Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                      14,788             20,436
 Amortization of debt issuance costs                 129,119            133,751
 Share-based compensation                             66,000                  -
 Cancellation of shares issued for expenses                -             (1,000)
 Changes in operating assets and liabilities
   Increase in accounts receivable                   (10,967)           (59,184)
 Decrease in prepaid expenses                          8,264             14,717
 Increase in other assets                               (200)                 -
 Increase (decrease) in accounts payable,
   accrued expenses, and deferred revenue            (53,571)           252,437

 Net cash used in operating activities              (418,123)          (407,294)

 Cash flows from investing activities
 Capital expenditures                                 (3,545)                 -

 Net cash used in investing activities                (3,545)                 -

 Cash flows from financing activities
 Repayment of debt                                      (122)               (82)
 Proceeds from notes payable                         355,000            225,000

 Net cash provided by financing activities           354,878            224,918

 Net decrease in cash                                (66,790)          (182,376)

 Cash, beginning of period                           103,095            242,692

 Cash, end of period                             $    36,305        $    60,316

 Supplemental disclosure of cash flow information

 Cash transactions:
 Cash paid for interest                          $       167        $         -
 Income taxes                                              -                  -

 Non-cash transactions:
 Equipment purchases under vendor finance
   agreements                                              -              3,209
 Accrued and prepaid interest re-financed into
   new debt                                                -             50,000


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

Share-Based Compensation

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company's net loss for the three months ended March 31, 2006, are $66,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been unchanged if the Company had not adopted SFAS No. 123R.

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

Subsequent to the issuance of the financial statements as of and for the periods ended March 31, 2006, the Company determined that its expenses related to share-based compensation related to the adoption of SFAS No. 123R had been recorded incorrectly. Therefore, these financial statements have been restated to reflect the correction of this error. The effect of the correction on the financial statements as of March 31, 2006, was the recording of an expense of $66,000 for expenses related to the accretion of unvested options from the stock options issued April 1, 2005, which will vest December 1, 2006. The share-based compensation also is recorded as a $66,000 increase to additional paid-in-capital. Previously, no expense related to the accretion of the unvested options had been recorded. The effect was to decrease net income for the quarter ended March 31, 2006, by the amount of the share-based compensation expense totaling $66,000 which has been recorded $40,000 to product related costs with the remainder recorded in selling, general and administrative expenses. The change had no effect on reported loss per share for the periods.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                        March 31,   December 31,
                                                          2006          2005
                                                     (As restated-
                                                         Note A)
                                                        ---------     ---------
Furniture, equipment and leasehold improvements        $  174,384    $  174,384
Computer hardware and software                            454,144       450,599
Website and database development                          608,544       608,544
                                                        ---------     ---------
Total property, equipment, and database development     1,237,072     1,233,527

Less:  accumulated amortization                          (608,544)     (608,544)
Less: accumulated depreciation                           (454,434)     (439,646)
                                                        ---------     ---------
Total accumulated depreciation                         (1,062,978)   (1,048,190)

Property, equipment and database development, net       $ 174,094    $  185,337
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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at March 31, 2006, and December 31, 2005, consists of the followings:

                                                                                   March 31,        December 31,
                                                                                     2006              2005
                                                                                (As restated-
                                                                                   Note A)

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

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                               March 31,         December 31,
                                                 2006               2005
                                            (As restated-
                                               Note A)
                                                ------             ------
Accrued payroll                               $ 76,826           $ 36,677
Accrued interest                               199,606            143,832
Miscellaneous accrued expenses                  19,814             28,567
Accrued commissions                             90,203             92,203
Deferred revenue                                22,164             25,991
                                              --------           --------
Total accrued liabilities                     $408,613           $327,270
                                              --------           --------

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions involving options issued to employees summarized as follows:

                                      Number of        Weighted Average
                                       Shares           Price Per Share
                                      ---------        ----------------
Outstanding at January 1, 2004           65,500                 $ 3.004
   Granted                               93,000                   1.295
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at December 31, 2004        158,500                 $  2.00
   Granted                            3,262,000                    0.72
   Exercised (Note F)                        --                      --
   Canceled or expired                (350,500)                      --
                                        -------                 -------
Outstanding at December 31, 2005      3,070,000                 $  0.76
   Granted                                   --                      --
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at March 31, 2006          3,070,000                $  0.76
   (As restated-Note A)                 =======                 =======

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the six months ended June 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. Since the Company has not yet adopted SFAS No. 123R, it elected not to charge the calculated value of $1,080,000 to compensation expense in the year granted. The total value of these options was $1,761,000. Of this amount, $1,519,000 was reported through disclosure only, as SFAS No. 123R had not yet been adopted. Upon adoption of SFAS No. 123R, the remaining $242,000 will be recognized in 2006 (at $22,000 per month) as an expense and increase to additional paid-in-capital. This entire amount will be expensed by November 30, 2006.

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

                      Warrants Outstanding and Exercisable
                       ----------------------------------
                                       Weighted Average         Weighed
                       Number        Remaining Contractual      Average
Exercise Prices     Outstanding          Life (Years)        Exercise Price
----------------    -----------      ---------------------   --------------
  $0.01 to $3.25     4,450,998              2.98                $  0.75


Transactions involving warrants issued to investors and consultants are summarized as follows:

                                        Number of        Weighted Average
                                          Shares          Price Per Share
                                        ---------        ----------------
Outstanding at January 1, 2004            891,218                $   3.25
   Granted                              3,203,750                    0.05
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2004        4,094,968                $   0.75
   Granted                                356,030                    0.84
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2005        4,450,998                $   0.75
                                        ---------                --------
   Granted                                      -                       -
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at March 31, 2006           4,450,998                $   0.75
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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005.

The following table shows the consolidated statements of revenues for the quarters ended March 31, 2006 and 2005:

                                      March 31,
                             -------------------------
                                 2006          2005         $ CHANGE    % CHANGE
                            (As restated-
                                Note A)
                             -----------    -----------     ----------  --------
Revenue                                     (as restated)
 Subscription revenue        $   503,961   $    503,187      $    774        -%
 Information provisioning         53,893         47,699         6,194       13%
                             -----------    -----------
   Total revenue                 557,854        550,886         6,968        1%
Expenses
 Product related costs           555,927        656,512       100,585       15%
 Selling, general and
  administrative expenses        373,697        476,607       102,910       22%
 Depreciation and
  amortization                    14,788         20,436         5,648       28%
                             -----------    -----------
   Total expenses                944,412      1,153,555       209,143       18%
                             -----------    -----------

   Operating loss               (386,558)      (602,669)      216,111       36%
                             -----------    -----------

 Interest expense, net          (184,998)     (165,782)       (19,216)      12%
                             -----------    -----------
   Net loss                  $  (571,556)   $  (768,451)    $ 196,895       26%
                             ===========    ===========

Information provisioning revenues have increased for the three months ended March 31, 2006, have increased $6,200 over the same period in 2005 due to increased marketing and customer base in 2006 in our issuer services, press release, and data feed products.

Product related costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of our website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. For the quarter ended March 31, 2006, these costs decreased 15% or $100,585 from the same costs for the quarter ended March 31, 2005. This decrease is primarily attributable to decreases in employee costs. Also, there are less significant decreases related to contract labor which was incurred in 2005 for research costs which have been performed in-house since the third quarter of 2005 and decreases in telecommunications costs for the technical aspects of the product offerings. An offsetting increase to these costs is due to expenses of $40,000 related to share-based compensation costs.

For the quarter ended March 31, 2006, selling, general and administrative costs decreased $102,910 or 22% from the same period in 2005. Professional fees have decreased $110,000 during this period due to our dismissal of our legal counsel who handled our SEC filing and bringing that process in-house, decreases in audit fees, and decreased usage of outside general legal counsel after hiring an attorney in-house to handle many of those duties. We also now maintain only one apartment in New Jersey rather than two apartments. Increases in theses costs are due to expenses of $26,000 related to share-based compensation costs.

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

Share-Based Compensation

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

As more fully described in financial statements included in Form 10-KSB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company. As of December 31, 2005, 3,070,000 stock options were outstanding and 2,331,350 stock options were exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company recognized compensation expense related to employees stock options in the quarter ended March 31, 2006, of $66,000 related to the amortization of value attributable to unvested stock options.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,643,171 for the year ended December 31, 2005 and $2,811,127 for the year ended December 31, 2004. In addition, for the quarter ended March 31, 2006, we incurred a net loss of $571,556. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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