Form 10QSB
period 2006-09-30
KNOBIAS, INC.
filed 2006-11-14
CIK 1161979

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

               For the Quarterly period ended September 30, 2006

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

                              Yes ______ No ___X__


The number of shares of Common Stock, $0.01 par value, outstanding on November 13, 2006, was 50,766,505 shares, held by approximately 137 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes _____ No ___X___

                                 KNOBIAS, INC.

                    QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006


                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             September 30, 2006 and December 31, 2005                          3

             Condensed Consolidated Statements of Losses:
             Three and Nine Months Ended September 30, 2006 and 2005           4

             Condensed Consolidated Statement of Deficiency in
             Stockholders' Equity Nine Months Ended
             September 30, 2006                                                5

             Condensed Consolidated Statements of Cash Flows:
             Nine Months Ended September 30, 2006 and 2005                     6

             Notes to Unaudited Condensed Consolidated Financial
             Information: September 30, 2006                              7 - 18

    Item 2.  Management's Discussion and Analysis                        19 - 28

    Item 3.  Controls and Procedures                                          29


PART II.  OTHER INFORMATION                                                   30

    Item 1.  Legal Proceedings                                                30

    Item 2.  Changes in Securities                                            30

    Item 3.  Defaults Upon Senior Securities                                  30

    Item 4.  Submission of Matters to a Vote of Security Holders              30

    Item 5.  Other Information                                                30

    Item 6.  Exhibits and Reports on Form 8-K                                 30

Signatures                                                                    31

                                 KNOBIAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 30, 2006   December 31, 2005
                                          (unaudited)      (as restated-Note A)
                   Assets

Current assets
Cash                                   $           12,887  $          103,095
Accounts receivable, net
         of allowance (Note A)                    163,218              68,975
Prepaid expenses                                    9,703              23,517

Total current assets                              185,808             195,587

Property, equipment, and database
         development (Note C)                   1,267,235           1,233,527
Less: accumulated amortization
         and depreciation                      (1,093,493)         (1,048,190)
Property, equipment, and database
         development, net                         173,742             185,337

Other assets                                        8,171               7,971

Total assets                           $          367,721  $          388,895

     Liabilities and deficiency
      in stockholders' equity

Current liabilities
Accounts payable                       $          331,745  $          504,262
Current portion of long-term
         debt (Note D)                          3,635,423           2,179,667
Accrued liabilities (Note E)                      511,683             327,270

Total current liabilities                       4,478,851           3,011,199

Long-term debt                                          -                   -

Total liabilities                               4,478,851           3,011,199

Deficiency in Stockholders' Equity (Note F)
Preferred stock, $0.01 par value;
         5,000,000 shares authorized;
         958,333 outstanding                    1,150,000           1,150,000
Common Stock, $0.01 par value;
         95,000,000 shares authorized;
         50,766,505 outstanding                   507,665             507,665
Additional paid-in capital                     10,182,187           9,984,187
Accumulated deficit                           (15,950,982)        (14,264,156)

Total deficiency in stockholders' equity       (4,111,130)         (2,622,304)

Total liabilities and deficiency in
         stockholders' equity          $          367,721  $          388,895

See accompanying notes to unaudited condensed consolidated financial statements

                                 KNOBIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                          For the Three Months Ended              For the Nine Months Ended
                                                 September 30,                          September 30,
                                          2006                 2005                2006                2005
                                       (unaudited)         (as Restated-       (unaudited)         (as Restated-
                                                              Note A)                                 Note A)

Subscription revenues                  $    431,777        $    466,402        $  1,434,953        $  1,462,899
Information provisioning                    143,251              50,407             267,246             130,708

Total revenue                               575,027             516,809           1,702,199           1,593,607

Operating Expenses:
Product related costs                       609,801             444,849           1,727,171           1,594,403
Selling, general and administrative         268,746             501,771           1,021,349           1,506,648
Depreciation and amortization                15,277              17,082              45,303              56,511
Total expenses                              893,824             963,702           2,793,823           3,157,562

Loss from  operations                      (318,797)           (446,893)         (1,091,624)         (1,563,955)

Other income (expense):
Interest income                                   7                 198                  23               1,283
Interest expense                           (204,171)           (222,276)           (595,225)           (518,180)

Total other income (expense)               (204,164)           (222,078)           (595,202)           (516,897)

Loss before provision for income taxes     (522,961)           (668,971)         (1,686,826)         (2,080,852)

Provision for income taxes                        -                   -                   -                   -

Net loss                               $   (522,961)       $   (668,971)       $ (1,686,826)       $ (2,080,852)

Loss per share (basic and
         fully diluted)                $      (0.01)       $      (0.01)       $      (0.03)       $      (0.04)

Basic and diluted weighted
         averages number of
         shares outstanding               50,766,505         50,717,667          50,766,505          50,700,500

See accompanying notes to unaudited condensed consolidated financial statements

                                 KNOBIAS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                  (UNAUDITED)


                                                                                     Additional                     Total Deficiency
                               Series A Preferred                 Common              Paid-in        Accumulated    in Stockholders'
                              Shares          Stock       Shares          Stock       Capital          Deficit          Equity

Balance, January 1, 2006     958,333    $ 1,150,000   50,766,505    $   507,665    $  9,984,187    $ (14,264,156)    $ (2,622,304)

Stock based compensations          -              -            -    $         -    $    198,000    $           -     $    198,000

Net loss                           -              -            -              -               -       (1,686,826)      (1,686,826)

Balance, September 30, 2006  958,333    $ 1,150,000   50,766,505    $   507,665    $ 10,182,187    $ (15,950,982)    $ (4,111,130)

See accompanying notes to unaudited condensed consolidated financial statements

                                 KNOBIAS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                                                   2006              2005
                                                               (unaudited)       (as Restated-
                                                                                    Note A)

Cash flows from operating activities:
Net loss                                                    $  (1,686,826)      $  (2,080,852)
Adjustments to reconcile net loss to net
          cash used in operating activities:
Depreciation and amortization                                      45,303              56,511
Amortization of debt issuance costs                               383,240             392,988
Stock based compensation costs                                    198,000                   -
Cancellation of shares issued for expenses                              -              (1,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable                        (94,243)             24,414
Decrease in prepaid expenses                                       13,814              13,243
Increase in other assets                                             (200)                  -
Increase in accounts payable and accrued liabilities               11,896             868,151

Net cash used in operating activities                          (1,129,016)           (726,545)

Cash flows from investing activities:
Capital expenditures                                              (33,708)             (6,256)

Net cash used in investing activities                             (33,708)             (6,256)

Cash flows from financing activities:
Issuance of common stock                                                -                   -
Repayment of debt                                                    (227)               (408)
Proceeds from notes payable                                     1,072,743             573,356

Net cash provided by financing activities                       1,072,516             572,948

Net decrease in cash                                              (90,208)           (159,853)

Cash, beginning of period                                         103,095             242,692

Cash, end of period                                         $      12,887       $      82,839

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest                                      $         442       $           -
Income taxes                                                            -                   -

Non-cash transactions:
Accrued and prepaid interest re-financed into new debt                  -              50,000
Equipment purchases under vendor finance agreements                     -               3,209
Fees for debt issuance compensated through common
          stock issuance                                                -               1,000

See accompanying notes to unaudited condensed consolidated financial statements

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005, financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at September 30, 2006, and December 31, 2005, is $94,000 and $63,000, respectively.

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

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2006, and December 31, 2005, is $94,000 and $63,000, respectively.

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company's net loss for the three and nine months ended September 30, 2006, are $66,000 and $198,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006, would have been unchanged if the Company had not adopted SFAS No. 123R.

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

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT')

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:

                                                  For the Three Months          For the Nine Months
                                                  Ended September 30, 2005      Ended September 30, 2005
                                                  (As restated-Note A)          (As restated-Note A)
Net loss attributable to common stock,
          as reported                             $ (668,971)                   $ (2,080,852)
Add: Total stock based employee
          compensation expense as reported
          under intrinsic value method
          (APB. No. 25)                                    -                               -
Less stock based employee compensation
          expense determined under fair
          value method based method
          (SFAS No. 123)                            (231,000)                     (1,343,000)
Net loss -Pro Forma                               $ (899,971)                   $ (3,423,852)

Basic (and assuming dilution) loss per share:
  As reported                                     $    (0.01)                   $      (0.04)
  Pro forma                                       $    (0.02)                   $      (0.07)

Disclosure for the period ended September 30, 2006, was not presented because the amounts are recognized in the consolidated financial statements.

The remaining compensation expense associated with total unvested awards as of September 30, 2006, was $44,000 and will be recognized over the remaining periods until vesting (December 1, 2006). The total compensation expense for each of the first three quarters of 2006 was $66,000 and is expensed as $39,000 in selling, general and administrative expenses with the remainder expensed as product costs, along with recurring employee costs.

The effect of adopting SFAS No. 123R is as follows;

                                                  Three Months                  Nine Months
                                                  Ended                         Ended
                                                  September 30, 2006            September 30, 2006
Total share-based compensation expense            $ (66,000)                    $ (198,000)
Effect on basic loss per share                    $   (0.00)                    $    (0.00)
Effect on diluted loss per share                  $   (0.00)                    $    (0.00)

In determining the compensation cost of stock options granted to employees during the three and nine months ended September 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                  Three and Nine Months Ended
                                                  September 30, 2005
Risk-free interest rate                           4.4%
Expected life of options Granted                  10 years
Expected Volatility                               259%
Expected dividend yield                           0%

(a)The expected option life is based on contractual expiration dates.

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $4,000 and $3,000 for the three months ended September 30, 2006 and 2005, respectively ($24,000 and $12,000 for the nine months ended September 30, 2006 and 2005, respectively).

Reclassifications

Certain  reclassifications have been made in prior period's financial statements
to   conform   to   classifications   used   in  the   current   period.   These
reclassifications had no effect on reported losses.

Change In Prior Period

In August 2006, the Company discovered an error in its previously filed results for the three months ended March 31, 2006. Stock based compensation expenses in the amount of $66,000 had been omitted from the statement of operations for the three months ended March 31, 2006. The product related costs and selling, general and administrative expenses for the nine months ended September 30, 2006 includes these previously omitted expenses. The correction did not have any effect on net cash provided by or used in operating/investing/financing activities. The net effect of this adjustment was to increase operating expenses by a charge to product related costs for $40,000 and a charge to selling, general and administrative expenses for $26,000. The total change of $66,000 increased operating expenses from $878,412 to $944,412 and increased the net loss from $505,556 to $571,556. Additional paid-in-capital increased from $9,984,187 to $10,050,187. Net loss per share, basic and diluted, remains unchanged at $0.01 per share.

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

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

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

NOTE C - PROPERTY, EQUIPMENT, AND DATABASE DEVELOPMENT

Major classes of property and equipment are as follows:

                                                    September 30,   December 31,
                                                          2006          2005
                                                        ---------     ---------
Furniture, equipment and leasehold improvements        $  200,760    $  174,384
Computer hardware and software                            457,931       450,599
Website and database development                          608,544       608,544
                                                        ---------     ---------
Total property, equipment, and database development     1,267,235     1,233,527

Less:  accumulated amortization                          (608,544)     (608,544)
Less: accumulated depreciation                           (484,949)     (439,646)
                                                        ---------     ---------
Total accumulated depreciation                         (1,093,493)   (1,048,190)

Property, equipment and database development, net       $ 173,742    $  185,337
                                                        =========    ==========

Depreciation and amortization expense was $15,277 and $17,082 for the three months ended September 30, 2006 and 2005, respectively ($45,303 and $56,511 for the nine months then ended respectively).

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at September 30, 2006, and December 31, 2005, consists of the followings:

                                                                      September 30, 2006            December 31, 2005
Senior Subordinated Notes for $550,000 bearing interest at
          12% with interest payable monthly, maturing
          September 1, 2006.  DCOFI Master, Ltd. holds a
          second priority lien on substantially all of the
          Company's assets.  This lien is junior to the lien
          granted to the holders of the Secured Convertible
          Notes issued November 15, 2004.                             $    550,000                  $    550,000
Debt issuance costs, net of accumulated amortization of $35,000                 (-)                      (10,980)
                                                                      ------------                  ------------
                                                                           550,000                       539,020

Line of credit equipment financing $15,000 limit, variable
          interest rate (20.49% at September 30, 2006),
          with payments due monthly                                          2,936                         3,163
Secured Convertible Notes, interest at 8% payable quarterly, due November 1, 2006.  The notes are convertible at
          any time, at the option of the note purchaser, into
          the Company's common stock at the initial conversion
          price (subject to adjustment) of $0.30 per share;
          The investors of these notes are secured by a
          security interest in substantially all of the
          Company's assets and a guarantee by its subsidiaries.
          At the time of the issuance of the notes, the
          Company also issued to the note purchasers warrants
          to purchase an aggregate of 3,000,000 shares of the
          Company's common stock.  The warrants may be
          exercised, in whole or in part, at any time within
          five years from the date of the issuance of the
          notes, for an exercise price of $0.01 per share. The
          Company is currently in default on its $1,000,000 in
          secured convertible notes issued in November 2004
          for failure to have an effective registration
          statement with the Securities and Exchange Commission
          registering the shares underlying the secured
          convertible notes.  As a result, the Company is
          obligated to pay 18% interest and other default
          penalties.                                                     1,000,000                     1,000,000
Debt issuance costs, net of accumulated amortization of $71,875             (3,125)                      (31,250)
Debt discount-beneficial conversion feature, net of accumulated
          amortization of $299,674                                         (16,335)                     (134,838)
Debt discount-value attributable to warrants attached to notes,
          net of accumulated amortization of $570,939                      (38,053)                     (266,428)
                                                                      ------------                  ------------
                                                                           942,487                       567,484

Promissory Note with company director, interest at 12% payable monthly, due October 7, 2005.  In connection with the
          issuance of this promissory note, the Company issued
          a warrant to purchase 10,000 shares of the Company's
          common stock, which are exercisable until five years
          from the date of issuance at $0.75 per share, net of
          discount for $1,000 value place on warrants issued
          less amortization of $1,000                                       50,000                        50,000
Line of Credit for $300,000 with local bank, interest at prime plus 2% (8.25% at September 30, 2006) maturing on
          April 27, 2007                                                   170,000                       170,000
Promissory Note, interest at 8% due at maturity which was
          August 22, 2005, or upon the funding of $1,500,000
          equity raise by the Company                                       75,000                        75,000
Convertible Promissory Notes with Bushido Capital, interest at
          8% payable, convertible into subsequent convertible
          instruments or shares of common stock pursuant to the
          terms and conditions of the Company's anticipated
          issuance of privately placed securities, provided
          that such private placement issuance is presented to
          Bushido on or before the maturity date of the notes
          at various times in 2006. The financing is continuous
          and ongoing, on a bi-monthly basis, until the Company
          completes its anticipated issuance of privately placed
          securities                                                     1,845,000                       775,000
                                                                      ------------                  ------------
Total                                                                 $  3,635,423                  $  2,179,667
Less: current portion of long-term debt                                  3,635,423                     2,179,667
                                                                      ------------                  ------------
Note payable - long-term                                              $         --                  $         --

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT (CONT')

Amounts due prior to September 30, 2006, have not been repaid. Informal arrangements have been reached with the lenders to delay repayment pending additional fundraising efforts by the Company.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                           September 30,         December 31,
                                                2006               2005
                                                ----               ----
Accrued payroll                               $105,223           $ 36,677
Accrued interest                               337,073            143,832
Miscellaneous accrued expenses                  16,005             28,567
Accrued commissions                              2,499             92,203
Deferred revenue                                50,883             25,991
                                              --------           --------
Total accrued liabilities                     $511,683           $327,270
                                              --------           ========

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issues 95,000,000 shares of its common stock and has 50,766,505 shares outstanding at September 30, 2006, and December 31, 2005. Holders of the Class A common stock are entitled to one vote per share.

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

                           Options Outstanding                                   Options Exercisable
                           -------------------                                   -------------------
                                      Weighted Average         Weighed                        Weighted
                      Number        Remaining Contractual      Average         Number         Average
Exercise Prices     Outstanding         Life (Years)        Exercise Price   Exercisable   Exercise Price
---------------     -----------     ---------------------   --------------   -----------   --------------
 $0.72-$3.004       2,836,100               8.47               $ 0.73          2,144,850       $ 0.74

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

Transactions involving options issued to employees summarized as follows:

                                      Number of        Weighted Average
                                       Shares           Price Per Share
                                      ---------        ----------------
Outstanding at January 1, 2004           65,500                 $ 3.004
   Granted                               93,000                   1.295
   Exercised                                 --                      --
   Canceled or expired                       --                      --
                                        -------                 -------
Outstanding at December 31, 2004        158,500                 $  2.00
   Granted                            3,262,000                    0.72
   Exercised (Note F)                        --                      --
   Canceled or expired                  350,500                      --
                                        -------                 -------
Outstanding at December 31, 2005      3,070,000                 $  0.76
   Granted                                   --                      --
   Exercised                                 --                      --
   Canceled or expired                  233,900                     --
                                        -------                 -------
Outstanding at September 30, 2006     2,836,100                 $  0.73
                                        =======                 =======

The Company granted stock options for 3,262,000 shares to employees during the quarter ended June 30, 2005. The estimated value of the options granted to shareholders during the nine months ended September 30, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 10 year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%. The total value of these options was $1,762,000 of this amount, $1,520,000 was reported through disclosure only, as SFAS No. 123R had not yet been adopted. Upon adoption of SFAS No. 123R, the remaining $242,000 will be recognized in 2006 (at $22,000 per month) as an expense and increases to additional paid-in-capital. This entire amount will be recognized by November 30, 2006.

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

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONT')

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                         Warrants Outstanding and Exercisable
                         ----------------------------------
                                       Weighted Average         Weighed
                       Number        Remaining Contractual      Average
Exercise Prices     Outstanding          Life (Years)        Exercise Price
----------------    -----------      ---------------------   --------------
  $0.01 to $0.85     3,559,780              3.21                $  0.13

Transactions   involving  warrants  issued  to  investors  and  consultants  are summarized as follows:

                                        Number of        Weighted Average
                                          Shares          Price Per Share
                                        ---------        ----------------
Outstanding at January 1, 2004            891,218                $   3.25
   Granted                              3,203,750                    0.05
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2004        4,094,968                    0.75
   Granted                                356,030                    0.84
   Exercised                                    -                       -
   Canceled or expired                          -                       -
                                        ---------                --------
Outstanding at December 31, 2005        4,450,998                    0.75
                                        ----------               --------
   Granted                                      -                       -
   Exercised                                    -                       -
   Canceled or expired                   (891,218)                      -
                                        ---------                --------
Outstanding at September 30, 2006        3,559,780               $   0.13

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

NOTE H- BUSINESS CONCENTRATION

The Company has one customer which represents 15% of its revenues for the three months ended September 30, 2006. The Company's does not have any vendors which accounted for more than 10% of total purchases.

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

                                 KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

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

NOTE J - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space that expire in at various times during 2006. Minimum lease payments for the remainder of the year ending December 31, 2006, are $31,000 with $17,000 required for the year ended December 31, 2007.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from 6 months to 2 years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for the three months ending September 30, 2006 and 2005, totaled $31,000 and $31,000, respectively ($100,000 and $101,000 for the nine months periods ended September 30, 2006 and 2005, respectively).

NOTE K - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during the nine months ended September 30, 2006, the Company incurred a loss of $1,686,826. The Company's current liabilities exceeded its current assets by $4,293,043 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE L - SUBSEQUENT EVENT

The Company has borrowed an additional $150,000 under the ongoing Convertible promissory note agreement with Bushido Capital during the period from October 1, 2006, through November 10, 2006.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005.

The following table shows the consolidated statements of revenues for the quarters ended September 30, 2006 and 2005:

                                    September 30,
                             -------------------------
                                 2006          2005         $ CHANGE    % CHANGE
                             -----------    -----------     ----------  --------
Revenue                                     (as restated)
 Subscription revenue        $   431,777   $    466,402      $(34,625)      (7)%
 Information provisioning        143,251         50,407        92,844      184%
                              -----------    -----------
   Total revenue                 575,027        516,809        58,218       11%
Expenses
 Product related costs           609,801        444,849      (164,952)     (37)%
 Selling, general and
  administrative expenses        268,746        501,771       233,025       46%
 Depreciation and
  amortization                    15,277         17,082         1,805       11%
                             -----------    -----------
   Total expenses                893,824        963,702        69,878        7%
                             -----------    -----------

   Operating loss               (318,797)      (446,893)      128,096       29%
                             -----------    -----------

 Interest expense, net          (204,164)      (222,078)       17,914        8%
                              -----------    -----------
   Net loss                  $  (522,961)   $  (668,971)     $146,010       22%

Information provisioning revenues have increased for the three months ended September 30, 2006, $93,000 over the same period in 2005 due to significant increases in our press release revenue and a 20% increase in our Issuer Services product's revenue. We also had a 74% increase in our revenues for data feeds from $10,500 for the quarter ended September 30, 2005, to $18,300 for the quarter ended September 30, 2006. For the quarter ended September 30, 2006, we also began marketing our Knobias Media Coverage services and offering certain premium add-ons to our existing products which utilize our information provisioning tools.

Product related costs increased $165,000 from the quarter ended September 30, 2005, through September 30, 2006, by $165,000. This is partially due to $60,000 allocated from the stock based compensation recognized during the quarter ended September 30, 2006. Also, we added additional employees in this area and recognized compensation and relocation costs for them during this quarter. Finally, we have experienced cost increases in our costs due to the addition of a vendor who was not utilized in the third quarter of 2005 and due to increased media costs related to the increases in our press releases.

For the quarter ended September 30, 2006, selling, general and administrative costs decreased $233,025 or 46% from the same period in 2005. During the quarter ended September 30, 2006, we determined that amounts accrued under our previous commission plan would not be paid. This plan had been initiated by our former director of sales and marketing and does not represent the ongoing intent of management. During May 2006, we initiated a new plan which compensates our sales staff in a different manner and we began to operate under that plan. During the third quarter of 2006, we analyzed the former accrual and made an adjustment of $90,000 which was a reduction of our accrued expenses and of commission expense in order to remove the accrued expense which we do not plan to pay. Also, there has been a significant reduction in our sales staff from the third quarter of 2005 to the quarter ended September 30, 2006. Finally, professional fees decreased from between the two quarters by $40,000 due to limiting the use of our outside legal counsel while utilizing our in-house legal counsel and reducing the costs related to our audit firm.

Interest expense for the quarter ended September 30, 2006, has increased over interest for the same period in 2005 due to increases in our overall indebtedness. During the period from April 2005 through September 2006, all of our cash shortfalls have been financed through increases in debt which have caused an increase in interest.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash of $13,000 and had a working capital deficit of $4,293,000. Of this deficit, $3,635,000 is from debt which is due within the current year. The Company is working diligently to develop its next level of financing and plans to renew or amend our debt in connection with that funding. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the  near  term,  we  expect  to  provide  for our  liquidity  needs  through operations, as well as through additional fund raising and potential acquisitions. No firm details exist as to our future fund-raising or the potential of future acquisitions. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings..

For the nine months ended September 30, 2006, net cash used by operations was $1,129,000. The primary funding of these operations was $1,073,000 received from the issuance of new debt. By comparison, for the nine months ended September 30, 2005, our net cash used in operating activities was $727,000 funded by $573,000 received from the issuance of new debt, as well as cash generated from the merger consummated November 15, 2004.

The purchase of fixed assets during the nine months ended September 30, 2006, and 2005, were $34,000 and $6,000, respectively.

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

     o Beginning in June 2005, we obtained advances on our next level of fund-raising from Bushido Capital Master Fund, L.P. which totaled $1,845,000 at September 30, 2006. These advances were later reclassified as loans which are convertible into equity upon execution of our next level of fund-raising. These advances bear interest at 8% per annum.

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

As more fully described in financial statements in included in Form 10-KB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company. As of December 31, 2005, 2,836,000 stock options were outstanding and 2,144,850 stock options were exercisable. The Company did not grant any stock options to employees during the quarter ended September 30, 2006. The Company recognized compensation expense related to employees stock options in the quarter ended September 30, 2006 of $66,000 related to the amortization of value attributable to unvested stock options.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,643,171 for the year ended December 31, 2005 and $2,811,127 for the year ended December 31, 2004. In addition, for the quarter ended September 30, 2006, we incurred a net loss of $522,961. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                 KNOBIAS, INC.



Date:  November 14, 2006           By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal Executive Officer)

                                  By: /s/ SUSAN R. WALKER
                                     ---------------------------------------
                                  Susan R. Walker
                                  Chief Financial Officer
                                  (Principal Accounting Officer and Principal
                                  Financial Officer)