Form 10KSB
period 2006-12-31
KNOBIAS, INC.
filed 2007-04-18
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were $2,266,460.

As of April 10, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $817,000, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

The number of shares of Common Stock, $0.01 par value, outstanding on April 10, 2007, was 53,038,942 shares, held by approximately 137 stockholders.


Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                 KNOBIAS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  For the Fiscal Year Ended December 31, 2006

                               TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----
      Item  1.    Business.................................................    1
      Item  2.    Properties...............................................    4
      Item  3.    Legal Proceedings........................................    4
      Item  4.    Submission of Matters to a Vote of Security Holders......    4

PART II
      Item  5.    Market for Equity Securities and Related Stockholder
                        Matters............................................    5
      Item  6.    Management's Discussion and Analysis or Plan Of
                        Operation..........................................   11
      Item  7.    Financial Statements.....................................   20
      Item  8.    Changes in and Disagreements with Accountant on
                        Auditing Accounting and Financial Disclosure.......   20
      Item 8A.    Controls and Procedures..................................   20
      Item 8B.    Other Information........................................   20

PART III
      Item  9.    Directors, and Executive Officers, Promoters, Control
                        Persons, and Corporate Governance; Compliance
                        with Section 16(a) of the Exchange Act.............   21
      Item 10.    Executive Compensation...................................   24
      Item 11.    Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters.........   25
      Item 12.    Certain Relationships, Related Transactions, and
                        Director Independence..............................   31

PART IV
      Item 13.    Exhibits.................................................   32
      Item 14.    Principal Accountant Fees and Services ..................   37

      Signatures...........................................................   38




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

In this form 10-KSB references to "KNOBIAS", "the Company", "we," "us," and "our" refer to KNOBIAS, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND

We are a financial information services provider that has developed financial databases, information systems, tools and products following over 14,000 U.S. equities. Primarily through our wholly owned subsidiary, Knobias.com, LLC, we market our products to individual investors, day- traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

We offer a range of financial information products from multiple Knobias and third party databases via a single, integrated Internet based platform. Knobias is uniquely capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

Our company originally was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Until the Merger we had no assets and have had no revenues for several years, and we were actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Knobias, formerly known as pennyPI.com, Inc., was originally organized as a Mississippi limited liability company in September 1998, and was reorganized as a Delaware corporation in March 2000. Knobias.com, LLC is a wholly-owned subsidiary of Knobias and continues in existence for the further development and operation of its Internet web site relating to the provision of information regarding publicly traded companies.

Our principal executive offices are located at 875 Northpark Drive, Ridgeland, MS 39157, and our telephone number is (601) 978-3399.

STRATEGY

We utilize a multi-level strategy to generate revenues. Our initial strategy involves the collection and integration of comprehensive, broad- based financial information products that appeal to all market participants. Cost-effective, yet broad-based, services help us generate subscription revenues across all levels of market participants while allowing those customers to consolidate less comprehensive vendors.

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

PRODUCTS

Knobias generates revenues primarily through the sale of content access and distribution. Knobias subscription and pay-per-view products are primarily web-based and are accessed via the Internet by our customers. Knobias also generates revenues via co-branding, web hosting services, issuer services, data distribution and redistribution agreements. All revenues are reported as one segment due to the similar market and content provided in each service. Knobias' content and services include the following:

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

Knobias Issuer Services.

Knobias provides certain corporate services to public companies by offering public issuers and their investor relations professionals website and data hosting, press release distribution, market awareness programs and conference call hosting. Knobias began offering and increasing marketing of this product in 2005 and recognized revenues of $99,000 in connection with this service or 4% of revenues for the year ended December 31, 2006.

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

Knobias billed $340,000 for this product during 2006 or 15% of revenues for the year ended December 31, 2006.

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

MAJOR CUSTOMERS

Knobias has one customer which accounted for 16% and 19% of its gross revenues for the years ended December 31, 2006 and 2005, respectively.

EMPLOYEES

As of December 31, 2005, we had 35 employees, including two part-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located in leased facilities at Building 2, Suite 500, 875 North Park Drive, Ridgeland, Mississippi 39157. The 7,576 square-foot facility includes offices and computer equipment and maintenance areas. The monthly rent for our office space is $7,600. We also lease residential property in Jersey City, New Jersey, for a monthly rent of approximately $2,900, in order to provide accommodations for our officers and employees who travel frequently to the New York area. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently involved in pending litigation in Illinois regarding an order to withhold child support that was entered against a former employee. The withholding order was for an amount in excess of the former employee's salary. The Company has been ordered to pay the withholding amount and an additional penalty for failure to withhold said amount. A Notice of Appeal has been filed with the Appellate Court. The Company has entered into an agreement with the former employee regarding the former employee's payment to the Company of the withholding amount.


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

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter- dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    High($)          Low ($)
                                    ------           -------

2005
First Quarter                        1.00            0.75
Second Quarter                       1.11            0.71
Third Quarter                        0.71            0.19
Fourth Quarter                       0.25            0.17

2006
First Quarter                        0.25            0.04
Second Quarter                       0.18            0.05
Third Quarter                        0.11            0.05
Fourth Quarter                       0.11            0.05

2007
First Quarter                        0.06            0.02
Second Quarter (1)                   0.02            0.02

(1) As of April 9, 2007

The number of shares of Common Stock, $0.01 par value, outstanding on April 10, 2007, was 53,038,942 shares, held by approximately 137 stockholders.

There were no cash dividends declared or paid in the last two fiscal years. There are no restrictions on our ability to pay cash dividends currently or in the foreseeable future.

DESCRIPTION OF SECURITIES

The following  description of our capital stock is a summary and is qualified in
its  entirety  by  the  provisions  of  our  Articles  of  Incorporation,   with
amendments.

Our authorized capital stock consists of 100,000,000 shares, including:

o 95,000,000 shares of common stock, $0.01 par value per share, of which 53,038,942 shares were currently issued and outstanding at April 10, 2007; and

o 5,000,000 shares of preferred stock, $0.01 par value per share, of which 5,000,000 shares have been designated as Series A Convertible Preferred Stock, and of which 541,666 shares were currently issued or outstanding at April 10, 2007.

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

Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to us or are themselves customers of ours, will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by us from each referred customer and from the holder itself for (i) access to our internet-based financial services platform and (ii) execution of customer securities transactions. Cumulative dividends not declared as of December 31, 2006, are limited to the $0.12 per share required under the terms of the stock and total $460,000.

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

The Company also entered into a Registration Rights Agreement with the purchasers of the Series A Preferred Stock, pursuant to which we agreed to file a registration statement with the SEC under the Securities Act, and to cause the registration statement to be effective within 150 days following the closing of the offering, to register for resale the shares of our common stock into which the Series A Preferred Stock is convertible. We are obligated to maintain the effectiveness of the registration statement for a period of 120 days. If the registration statement is not timely filed or declared effective within the 150 day period, we will be obligated to make payments, as liquidated damages, to the purchasers in the aggregate amount of 1% of the gross proceeds of the offering for every month, pro rata, that we are in default of such obligations. The registration statement is not effective. We have informal agreements with the holders of our preferred stock in which they have agreed to waive the liquidated damages.

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

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

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

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

We are a financial information services provider that has developed financial databases, information systems, tools and products following over 14,000 U.S. equities. Primarily through our wholly-owned subsidiary, Knobias.com, LLC, we market our products to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

We offer a range of financial information products from multiple Knobias and third party databases via a single, integrated internet based platform. Knobias is uniquely capable of combining third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost effective information solutions for all market participants.

Our company originally was organized as Molecular Energy Corporation on January 31, 1968 under the laws of the State of Delaware, to engage in the business of research, development and manufacture of custom-built batteries. Until the Merger we had no assets and have had no revenues for several years, and we were actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Knobias, formerly known as pennyPI.com, Inc., was originally organized as a Mississippi limited liability company in September 1998, and was reorganized as a Delaware corporation in March 2000. Knobias.com, LLC is a wholly-owned subsidiary of Knobias and continues in existence for the further development and operation of its Internet web site relating to the provision of information regarding publicly traded companies.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

The following table shows the consolidated statements of operations for the year ended December 31, 2006 and 2005:


                                    DECEMBER 31,
                            ----------------------------
                                2006            2005          $ CHANGE         % CHANGE
                            ------------    ------------    ------------      -----------
Revenue
 Subscriptions              $  1,730,072    $  1,976,680    $    246,608              12%
 Information provisioning        536,388         148,442         387,946             261%
                             ------------    ------------
   Total revenue               2,266,460       2,125,122         141,338               7%
Operating Expenses
 Product related costs         2,464,241       2,125,030        (339,211)             16%
 Selling, general and
  administrative expenses      1,253,975       1,867,465         613,490              33%
 Depreciation and
  amortization                    72,234          72,039             195               -%
                            ------------    ------------
   Total operating expenses    3,790,450       4,064,534         274,084               7%
                            ------------    ------------

   Operating loss             (1,523,990)     (1,939,412)        415,422              21%
                            ------------    ------------

 Interest expense, net          (736,269)       (703,759)        (32,510)             -5%
                             ------------    ------------
    Net loss                 $ (2,260,259)   $ (2,643,171)   $   382,912              14%
                             ============    ============

Subscription revenues have decreased $246,608 or 12%. The decrease is attributable to customers who have ceased business in sectors which utilize our products and in declining users in some other of our existing customers. Our information provisioning increased 261% due to significant increases in 2006 of our media products including press release income and issuer services media packages.

Product development content costs include employee costs for research and content, as well as technical personnel who are responsible for the continued performance of the Company's website. It also includes costs paid to third parties for data services, user licenses, and exchange fees. These costs increased by $339,211 during the year ended December 31, 2006 due primarily to the re-allocation of certain company personnel into that area to more accurately match their daily duties. Also, the 5 additional employees who were hired during 2006 were solely dedicated to the product area.

Selling, general and administrative costs decreased primarily as a result of re-allocation of employees to the product area based on their actual daily duties and to continued savings obtained through having in-house legal counsel and decreases in our audit fees from prior years due to a $30,000 credit issued by our audit firm during 2006. Additional decreases in that area are based on rescission of our prior commission agreement with our employees and a write down of commissions due under that prior agreement of $90,000.

Interest expense for the year ended December 31, 2006, increased due to increases in outstanding indebtedness and the interest thereon, partially offset by decreases in amortization of debt discount of $78,610.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash of $30,255 and had a working capital deficit of $4,737,212. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our principal sources of liquidity have been cash provide by private placement of equity and various debt financing (see below). Our principal uses of cash have been for operations and to finance capital expenditures.

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

For the year ended December 31, 2006, net cash used in operations was $1,454,000. The primary funding of these operations was $1,415,000 received from the issuance of new debt. The net loss for the period of $2,260,000 was offset by non-cash expense items and by increases in our accounts payable and accrued expenses. By comparison, for the year ended December 31, 2005, our net cash used in operating activities was $1,482,000. This amount is comprised of a net loss for the period of $2,643,000, which was offset by non-cash expense items and by increases in our accounts payable and accrued expenses

The purchase of fixed assets during the years ended December 31, 2006, and 2005, were $34,000 and $6,000, respectively.

The following is a description of certain transactions that were entered into during 2005 and 2006 to help provide funds for ongoing operations:

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

o On April 10, 2005, we entered into a Line of Credit agreement with a local bank for $300,000 bearing interest at prime plus two percent and maturing on April 27, 2006. We will make periodic draws under this agreement, as deemed necessary by management. The Line of Credit is guaranteed by certain of the Company's shareholders and board of directors.

o On April 28, 2005, we obtained a loan for $75,000 at 8% interest due August 22, 2005, or immediately upon a capital infusion of $1,500,000 or more.

o Beginning in June 2005 and continuing throughout 2006, we obtained advances on our next level of fund-raising from Bushido Capital Master Fund, L.P. under convertible notes payable. These advances totaled $775,000 at December 31, 2005 and we received additional advances of $1,415,000 during the year ended December 31, 2006. These advances bear interest at 8% per annum.

o On February 22, 2007, we entered into a letter of intent ("Letter of Intent") regarding a proposed restructuring of the debt and equity capitalization of, and the amendment of certain outstanding agreements of Knobias, Inc. (the "Company"). Pursuant to the Letter of Intent, the principal terms of the restructuring (the "Restructuring") include the following: (i) the conversion of all outstanding indebtedness (except as set forth in (ii) and (vii)below), including accrued interest and penalties, into a newly established Series B convertible preferred stock of the Company (the "Series B Preferred Stock"), (ii) the exchange of certain indebtedness of the Company in the principal amount of approximately
     $250,000 into a 4-year subordinated loan, (iii) the amendment of the Company's outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock") to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) an offer by the Company to the holders of the Series A Preferred Stock to convert such Preferred Stock into common stock of the Company, (v) the agreement by certain officers of the Company to terminate their existing employment agreements and enter into new six-month agreements with the Company, (vi) the agreement by the Company and all holders of existing warrants and options to cancel such outstanding warrants and options, and (vii) retiring of $200,000 in notes form a senior secured lender which will, in consideration thereof, waive interest and penalties. Prior to the closing of the New Financing (as hereinafter defined), the holders of the new Series B Preferred Stock will own 75% of the fully-diluted stock of the Company, and assuming the holders of the existing Series A Preferred Stock accept the exchange offer noted above, such holders will own 14% of the fully-diluted stock of the Company. In connection with the Restructuring, the Company expects a financing commitment pursuant to which the Company will receive a minimum of $1.5 million of new capital in the form of a senior secured convertible note (the "New Financing"). In advance of the closing of the New Financing, the Company expects ones of its lenders to provide bridge financing to meet certain of the Company's immediate cash needs. As part of the Restructuring, the majority holders of the new Series B Preferred Stock will have the right to designate two of the Company's five directors, and the majority in interest of the investors in the New Financing will also have the right to designate two of the Company's five directors. The common equity shareholders will elect one director out of the 5. The Board of Directors also approved a resolution to effect a 1-for-100 reverse stock split, subject to the receipt of shareholder approval. As of April 16, 2007, a formal agreement on the proposed restructuring has not been executed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") finalized and issued Interpretation No. 48, ("FIN 48"), entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC Staff issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, entitled "Fair Value Measurements," to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition and accounts receivable

Subscription revenues are recognized over the period in which services are provided. Information provisioning revenues are recognized as the services are performed or when the goods are delivered. We recognize deferred revenue for customers who are billed and pay on a quarterly, semi-annual or annual basis. The amount received is amortized into income over the term of the pre-payment in order to match the revenue with the proper period of service. Amounts deferred as of the balance sheet date are shown in the liabilities section as accrued liabilities.

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

STOCK BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 7% was based on historical forfeiture experience and estimated future employee forfeitures. Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the year ended December 31, 2006 was $300,333, as determined by the Black-Scholes valuation model, and consisted of stock-based compensation expense related to employee stock options. See Note B to the consolidated financial statements for additional information.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,260,259 for the year ended December 31, 2006, and $2,643,171 for the year ended December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 16, 2007, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2006, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2006 in the amount of $2,260,259 and our current liabilities exceeding our current assets by $4,737,000 as of December 31, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include:

*    identifying appropriate targets in an efficient and timely fashion;

*    negotiating terms that we believe are reasonable;

* Failing to accurately assess the true cost of entering new markets or marketing new products;

* integrating the operations, technologies, products, personnel and customers of the acquired enterprise;

*    maintaining our focus on our existing business;

*    losing key employees; and

* reducing earnings because of disproportionately large depreciation and amortization deductions relating to the acquired assets.

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

We May Be Unable To Protect Our Intellectual Property Adequately Or Cost Effectively, Which May Cause Us To Lose Market Share Or Reduce Our Prices.

Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our technology. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time- consuming and could distract management's attention from operating business matters.

Our Intellectual Property May Infringe On The Rights Of Others, Resulting In Costly Litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non- infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

It May Be Difficult For A Third Party To Acquire Us, And This Could Depress Our Stock Price.

Delaware corporate law and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of common stock. For example:

* Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock;

* There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

* Stockholders cannot call a special meeting of stockholders and cannot act by written consent; and

* Our Bylaws establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

Our officers and directors will beneficially own approximately 33% of our outstanding common stock upon completion of this offering if all shares registered are sold. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

*    election of our board of directors;

*    removal of any of our directors;

*    amendment of our certificate of incorporation or bylaws; and

* adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

* that a broker or dealer approve a person's account for transactions in penny stocks; and

* the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

* obtain financial information and investment experience objectives of the person; and

* make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

* sets forth the basis on which the broker or dealer made the suitability determination; and

* that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

If We Are Required For Any Reason To Repay Our Current Notes Payable, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure To Repay the Notes Payable, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

We have $2,450,000 of notes payable which were due at various times during 2006. We have reached informal agreements with our lenders to extend these maturities for an undetermined length of time. We also have $1,588,000 which are not yet due but will become due during 2007.

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

Our ability to operate is conditioned on our ability to obtain additional financing. Our ability to satisfy our future capital requirements and implement our growth plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition. We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future. However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, reduce or eliminate its programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of its products, technologies or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

The Internet could become subject to regulations that affect our business. Our business segments, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business and financial condition.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected. Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of December 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows


NAME                       AGE      POSITION
------------------         ---      -------------------------------------
E. Key Ramsey              46       President, Chief Executive Officer,
                                    Chairman of the Board of Directors
                                    and Director

Gregory E. Ballard         40       Vice President, Chief Operating
                                    Officer and Director

Susan R. Walker            38       Chief Financial Officer

Robert L. Atkins           47       Secretary and Director

Timothy J. Aylor           42       Director

Danny M. Dunnaway          58       Director

Joseph L. Stephens         49       Director

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

Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as the management for the Company. We believe that, as a result of the limited interaction which occurs, having such a small management structure for the Company eliminates the current need for such a code.

Compensation Committee

The compensation committee of the board of directors reviews all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans. The compensation committee currently consists of Timothy J. Aylor, Danny M. Dunnaway, and Joseph Stevens.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2006, 2005 and 2004, certain information as to the total cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for our company and Knobias, as applicable, by the respective chief executive officers and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table


                                                               SUMMARY COMPENSATION TABLE
                                                                  LONG-TERM COMPENSATION

                                                     ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                              ------------------------------- --------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                              ----------------------   -------
                                                                              RESTRICTED  SECURITIES
                                                                 OTHER ANNUAL   STOCK     UNDERLYING    LTIP     ALL OTHER
                                              SALARY    BONUS    COMPENSATION  AWARD(S)    OPTIONS/    PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     ($)       ($)         ($)         ($)       SARS (#)      ($)        ($)
-----------------------------------  -----    ------    ------   ------------ ----------  ----------   -------  ------------
E. Key  Ramsey,  Our  President       2006   175,000      0              0            0           0         0         0
and CEO  after  the                   2005   175,000      0              0            0     250,000         0         0
Merger and President of Knobias       2004   146,875      0              0            0           0         0         0

Gregory  E.  Ballard,  Our  Vice      2006   175,000      0              0            0           0         0         0
President  and COO                    2005   175,000      0              0            0     250,000         0         0
after the Merger and COO of Knobias   2004   146,875      0              0            0           0         0         0

Option/SAR Grants in Last Fiscal Year

Name                    Option                                                    Stock
                        Awards                                                    Awards
                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                             Equity        Plan
                                                   Equity                                                   Incentive      Awards:
                                                  Incentive                                                   Plan        Market or
                                                    Plan                                                     Awards:       Payout
                                                   Awards:                                      Market     Number of      Value of
                                                  Number of                       Number of    Value of     Unearned      Unearned
                       Number of     Number of    Securities                      Shares or   Shares or     Shares,       Shares,
                       Securities    Securities   Underlying                       Units of    Units of     Units or      Units or
                       Underlying    Underlying  Unexercised                      Stock That  Stock That  Other Rights  Other Rights
                      Unexercised   Unexercised    Unearned             Option    Have Not     Have Not    That Have     That Have
                        Options       Options      Options    Option  Expiration   Vested       Vested     Not Vested    Not Vested
                          (#)           (#)          (#)     Exercise    Date       (#)          ($)          (#)           ($)
                                                              Price
                      Exercisable  Unexercisable               ($)

E. Key Ramsey           250,000          0            0        0.72      2015        0            0            0             0

Gregory E. Ballard      250,000          0            0        0.72      2015        0            0            0             0

Under the terms of the letter of intent entered into subsequent to year end, all options issued April 11, 2005, were canceled.

Compensation of directors

Our directors receive no compensation for their service to our Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 31, 2007, relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 53,038,942 shares of common stock outstanding.

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

-------------------------------------------------------------------------------------------------------------
               Name of Beneficial Holder (1)                         Number                  Percent
                                                                    of Shares               Of Class
-------------------------------------------------------------------------------------------------------------
E. Key Ramsey
P.O. Box 2785, Ridgeland, MS  39158
President, CEO, and Chairman                                          5,479,474 (2)(3)       10.33%

Gregory E. Ballard
P.O. Box 2785, Ridgeland, MS  39158
Vice President, COO and Director                                      5,520,921 (2)(4)       10.41%

Susan R. Walker
P.O. Box 2785, Ridgeland, MS  39158
Chief Financial Officer                                                  30,000 (5)              *

Robert L. Atkins
661 Highway51, Suite 1A
Ridgeland, MS  39157
Secretary and Director                                                  361,242 (2) (6)          *

Timothy J. Aylor
3825 Ramblewood Drive
Melbourne, FL  32934
Director                                                                407,454 (2) (7)          *

Danny M. Dunnaway
875 Northpark Drive, Bldg 2, Suite 500
Ridgeland, MS  39157
Director                                                              3,118,361 (2) (8)       5.88%

Joseph L. Stephens
P.O. Box 829
Magee, MS  39111
Director                                                              1,504,745 (9)           2.84%

All Directors & Officers (7 persons) as a Group                      16,422,197               30.96%

Duncan Capital Group, LLC                                            11,080,096 (10)          20.89%

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

(3) Includes (i) 4,441,293 shares owned individually; (ii) 828,181 shares held by Ramsey Children's' Trust; (iii) options to purchase 250,000 shares of common stock, all of which are exercisable; and (iv) options to purchase 30,000 shares of common stock, all of which are exercisable, held by his wife.

(4) Includes (i) 4,229,180 shares owned individually; (ii) 1,104,241 shares held by Ballard Children's Trust; (iii) options to purchase 250,000 shares of common stock, all of which are exercisable.

(5) Includes options to purchase 40,000 shares of common stock, all of which are exercisable.

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

Restricted Stock and Restricted Stock Unit Awards. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock unit awards entitle the recipient to receive shares of common stock to be delivered in the future subject to such terms and conditions on the delivery of the shares as the board of directors may determine.

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

We are required to make appropriate adjustments or substitutions in connection with the stock incentive plan and any outstanding awards to reflect stock splits, stock dividends, recapitalizations, spin-offs and other similar changes in capitalization to the extent the board of directors deems such adjustment or substitution to be necessary and appropriate. The stock incentive plan also contains provisions addressing the consequences of any "reorganization event," which is defined as:

o any merger or consolidation with or into another entity as a result of which all of the common stock is converted into or exchanged for the right to receive cash, securities or other property; or

o any exchange of all of common stock for cash, securities or other property pursuant to a share exchange transaction.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006.

                                       AVAILABLE FOR                                    NUMBER OF SECURITIES
                                      FUTURE ISSUANCE                                         REMAINING
                                          NUMBER OF                                         UNDER EQUITY
                                        SECURITIES TO               WEIGHTED-               COMPENSATION
                                       BE ISSUED UPON                AVERAGE                    PLANS
                                         EXERCISE OF            EXERCISE PRICE OF            (EXCLUDING
                                         OUTSTANDING               OUTSTANDING               SECURITIES
                                      OPTIONS, WARRANTS         OPTIONS, WARRANTS           REFLECTED IN
                                         AND RIGHTS                 AND RIGHTS               COLUMN (A))
                                      -----------------         ------------------       -------------------
Equity compensation plans
  approved by security holders                2,638,100         $            0.73                 2,638,100
Equity compensation plan not
  approved by security holders                3,559,780                      0.13                         0
                                      -----------------         -----------------       -------------------
         Total                                6,197,880                      0.39                 6,197,880

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, we obtained the remainder of our financing from DCOFI Master, Ltd. (an affiliate of Duncan Capital Group, LLC, an owner of our common stock) totaling $225,000. On March 15, 2005, we refinanced the entire principal balance outstanding under this arrangement and financed the first $50,000 of interest to be paid on the financing, thereby increasing the principal balance outstanding to $550,000. The entire amount was due September 1, 2006.

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

During 2005 and 2006, we borrowed $2,190,000 from a company who also owns 208,333 shares of our preferred stock and, combined with its affiliate is owed $500,000 under our 8% Secured Convertible Notes. The advances are due at various times during 2006 and bear interest at 8%.

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

          10.4 Indemnification Agreement, dated as of November 19, 2004, by and between the Company and Robert L. Atkins, filed as anexhibit to the registration statement on Form SB-2 filed with the Commission on December 30, 2004 and incorporated herein by reference.

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

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firms for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $55,100 and $103,250 respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre- approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                 KNOBIAS, INC.


Dated:  April 17, 2007                    By: /s/ E. KEY RAMSEY
                                             ---------------------------------
                                          E. Key Ramsey
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)

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


/s/ E. KEY RAMSEY          CEO, President and Director        April 17, 2007
-----------------
E. Key Ramsey

/s/ GREGORY E. BALLARD     Vice President, COO and Director   April 17, 2007
----------------------
Gregory E. Ballard

/s/ ROBERT L. ATKINS       Secretary and Director             April 17, 2007
--------------------
Robert L. Atkins

/s/ TIMOTHY J. AYLOR       Director                           April 17, 2007
--------------------
Timothy J. Aylor

/s/ DANNY M. DUNNAWAY      Director                           April 17, 2007
---------------------
Danny M. Dunnaway

/s/ JOSEPH L. STEPHENS     Director                           April 17, 2007
----------------------
Joseph L. Stephens

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2006 AND 2005

                        FORMING A PART OF ANNUAL REPORT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                 KNOBIAS, INC.

                                 KNOBIAS, INC.
                         Index to Financial Statements

                                                                     Page No.
                                                                     --------
Reports of Independent Registered Public Accounting Firms            F-3 - F-4
Consolidated Balance Sheet as of December 31, 2006                      F-5

Consolidated Statements of Operations For the Years Ended
  December 31, 2006 and 2005                                            F-6
Consolidated  Statements of Stockholders' Deficit
 For the Years Ended December 31, 2006 and 2005                         F-7

Consolidated Statements of Cash Flows For the Years Ended
 December 31, 2006 and 2005                                             F-8
Notes to Consolidated Financial Statements                           F-9 - F-22

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Knobias, Inc.

We have audited the accompanying consolidated balance sheet of Knobias, Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knobias, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit of $4,737,212. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note B to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KMJ Corbin & Company LLP
Irvine, California
April 17, 2007

       REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Knobias, Inc.
Ridgeland, Mississippi

We have audited the accompanying consolidated balance sheet of Knobias, Inc., as of December 31, 2005, and the related consolidated statements of losses, stockholders' deficit, and cash flows for the year then ended. . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knobias, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred significant operating losses in 2005and also in the prior years. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants

New York, New York
March 30, 2006

                                 KNOBIAS, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2006


                                     Assets
Current assets
Cash                                                           $      30,255
Accounts receivable, net of allowance (Note A)                       169,926
Prepaid expenses                                                      16,354

Total current assets                                                 216,535

Property and equipment, net                                          146,811

Other assets                                                           8,171

Total assets                                                   $     371,517

               Liabilities and Stockholders' deficit

Current liabilities
Accounts payable                                               $     390,483
Accrued liabilities                                                  525,374
Notes payable                                                      4,037,890

Total current liabilities                                          4,953,747
Commitments and Contingencies
Stockholders' deficit:
Series A Convertible Preferred stock, $0.01 par value;
5,000,000 shares authorized;
958,333 shares issued and outstanding
(liquidation preference of ($460,000))                             1,150,000
Common stock, $0.01 par value; 95,000,000 shares
authorized; 50,766,505 shares issued and outstanding                 507,665
Additional paid-in capital                                        10,284,520
Accumulated deficit                                              (16,524,415)

Total stockholders' deficit                                       (4,582,230)

Total liabilities and stockholders' deficit                    $     371,517

See accompanying notes to consolidated financial statements

                                 KNOBIAS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                     2006                     2005

Revenue:
Subscriptions                                  $  1,730,072             $  1,976,680
Information provisioning                            536,388                  148,442
Total revenue                                     2,266,460                2,125,122

Operating expenses:
Product related costs                             2,464,241                2,125,030
Selling, general and administrative               1,253,975                1,867,465
Depreciation and amortization                        72,234                   72,039
Total operating expenses                          3,790,450                4,064,534

Loss from operations                             (1,523,990)              (1,939,412)

Other income (expense):
Interest income                                          31                    1,294
Interest expense                                   (736,300)                (705,053)
Total other expense, net                           (736,269)                (703,759)

Net loss                                       $ (2,260,259)            $ (2,643,171)

Loss per share (basic and diluted)             $      (0.04)            $      (0.05)

Basic and diluted weighted average
shares outstanding                               50,766,505               50,766,505

See accompanying notes to consolidated financial statements

                                 KNOBIAS, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                      Series A                                          Additional
                                      Preferred                   Common Stock             Paid-in      Accumulated
                                 Shares         Amount         Shares       Amount         Capital          Deficit           Total

 Balance, January 1, 2005       958,333     $1,150,000     50,766,667     $507,667     $ 9,984,187     $(11,620,987)    $    20,867

 Cancellation of shares
 issued for expenses                  -              -              -       (1,000)              -                -          (1,000)

 Estimated fair value of
 common stock issued for debt
 issue costs                          -              -              -        1,000               -                -           1,000

 Adjustment for rounding of
 shares                               -              -           (162)          (2)              -                2               -

 Net loss                             -              -              -            -               -       (2,643,171)     (2,643,171)

 Balance, December 31, 2005     958,333      1,150,000     50,766,505      507,665       9,984,187      (14,264,156)     (2,622,304)

 Share-based compensation             -              -              -            -         300,333                -         300,333

 Net loss                             -              -              -            -               -       (2,260,259)     (2,260,259)

 Balance, December 31, 2006     958,333     $1,150,000     50,766,505     $507,665     $10,284,520   $  (16,524,415)    $(4,582,230)

See accompanying notes to consolidated financial statements

                                 KNOBIAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                        2006                    2005
Cash flows from operating activities:
Net loss                                                $ (2,260,259)           $ (2,643,171)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                 72,234                  72,039
Share-based compensation                                     300,333                       -
Amortization of debt issuance costs                          443,497                 522,107
Provision for bad debts                                       55,500                  20,000
Cancellation of shares issued for expenses                         -                  (1,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                  (156,451)                  8,874
Decrease in prepaid expenses                                   7,163                   4,042
Increase in other assets                                        (200)                      -
Increase in accounts payable and accrued liabilities          84,325                 535,605

Net cash used in operating activities                     (1,453,858)             (1,481,504)


Cash flows used in investing activities:
Capital expenditures                                         (33,708)                 (6,256)

Cash flows from financing activities:
Repayment of notes payable                                      (274)                      -
Proceeds from notes payable                                1,415,000               1,348,163

Net cash provided by financing activities                  1,414,726               1,348,163

Net decrease in cash                                         (72,840)               (139,597)

Cash, beginning of year                                      103,095                 242,692

Cash, end of year                                       $     30,255            $    103,095



Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest                                                $     16,241            $      1,395
Income taxes                                                       -                       -

Non-cash transactions:
Equipment purchases under vendor finance agreements                -                   3,209
Accrued and prepaid interest financed into new debt                -                  50,000
Fees for debt issuance compensated through stock
issuance                                                           -                   1,000

See accompanying notes to consolidated financial statements

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE A - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2006, the Company incurred a loss of $2,260,259. The Company's current liabilities exceeded its current assets by $4,737,212 as of December 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, recoverability of long-lived assets, and the valuation of stock options, warrants, and deferred taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and certificates of deposit issued with an original maturity date of three months or less.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at December 31, 2006, is approximately $119,000.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed in the period incurred. Major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs are removed from the accounts, and any gain or loss is included in operations.

Depreciation and amortization is provided on a straight-line basis. Furniture and fixtures are depreciated over an estimated life of ten years; computer and other equipment are depreciated over an estimated life of five to seven years; computer software is amortized over an estimated life of five years, and the shorter of lease terms or estimated useful lives for leasehold improvements.

Internal Database Development and Amortization

Website development costs are accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the American Institute of Certified Public Accountants. Accordingly, all external and direct internal costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage and the post-implementation stage are expensed as incurred. Website development costs are being amortized over three years on the straight-line basis beginning with the date of the website launch and were fully amortized prior to January 1, 2005. The Company expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of the Company's website.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of property and equipment, and website and data development costs, whenever events and circumstances indicate a potential impairment. If indicators of impairment are present, and the undiscounted cash flows to be derived from the use and eventual disposal of the related assets are not expected to be sufficient to recover the asset's carrying amount, impairment loss is charged to operations in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value of such asset, as determined based upon the related discounted cash flows.

Income Taxes

Knobias, Inc. is a "C Corporation" and, therefore, will, upon achieving taxable earnings, pay taxes as a corporation. The Company accounts for corporate income taxes using the asset and liability method of accounting prescribed by Statement of Financial Accounting Standard SFAS No. 109, "Accounting for Income Taxes." Because the Company has incurred losses since its inception, no income tax expense has been incurred. The Company has not yet generated taxable income. A valuation allowance is provided for deferred tax assets when it is more likely than not that such asset will not be recovered.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($6,675 at December 31, 2006).

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and debt, approximate their fair values due to their short-term maturities.

Revenue Recognition

For revenue from services, the Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.


Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of the provision of information through its website, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of monthly, semi-annual, and annual prepaid subscription fees billed or collected in advance.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash with credit quality institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There are two customers with balances aggregating approximately 21% of accounts receivable at December 31, 2006. These amounts were fully collected subsequent to year end.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Stock Based Compensation

At December 31, 2006, the Company had one stock-based compensation plan.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies" ("SAB No. 107") relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option- pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was not recognized in the Company's consolidated statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant. No option-based employee compensation cost was recognized in the consolidated statement of operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 7% was based on historical forfeiture experience and estimated future employee forfeitures. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Description of Plan

The Company's stock option plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of December 31, 2006, the Company is authorized to issue up to 5,000,000 shares under this plan and has approximately 2,362,000 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The fair value of options granted was estimated using the following weighted-average assumptions:




                                       2005
Stock options:
Expected term (in years)                 10
Expected volatility                     259%
Risk-free interest rate                 4.4%
Dividend yield                            -

The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:



                                                          Year Ended
                                                      December 31, 2005

Net loss - as reported                                  $ (2,643,171)

 Add:  Share-based employee compensation
   expense included in net loss - as reported                      -

 Deduct:  Share-based employee compensation
   expense determined under fair value method,
   net of related tax effects - pro forma                 (1,519,000)
Net loss - pro forma                                      (4,162,171)

Basic and diluted loss available to common
   stockholders per common share - as reported          $      (0.05)

Basic and diluted loss available to common
   stockholders per common share - pro forma            $      (0.08)

A summary of option activity as of December 31, 2005 and 2006 and changes during the years then ended, is presented below:

                                                            Weighted-Average
                                                                      Remaining    Aggregate
                                                          Exercise   Contractual   Intrinsic
                                                 Shares     Price    Term (Years)    Value

Options outstanding at January 1, 2005          158,500    $ 2.00
Options granted                               3,262,000    $ 0.72
Options exercised                                     -    $    -
Options cancelled or expired                   (350,500)     1.30
Options outstanding at December 31, 2005      3,070,000    $ 0.76
Options granted                                       -    $    -
Options exercised                                     -    $    -
Options cancelled or expired                   (431,900)   $ 0.72
Options outstanding and exercisable at
    December 31, 2006                         2,638,100    $ 0.73       8.23         $ -

Options exercisable at December 31, 2005      2,331,350    $ 0.78

Upon the exercise of options, the Company issues new shares from its authorized shares.

As of December 31, 2006, there was no unrecognized compensation cost related to employee and director stock option compensation arrangements.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for 2006 was $300,333 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for 2006 was not affected by the adoption of SFAS 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the year ended December 31, 2006, net of estimated forfeitures, which was allocated as follows:

                                                        Year
                                                        Ended
                                                        December 31,
                                                        2006
Stock-based compensation expense included in:
    Product related costs                               $ 188,073
    Selling, general and administrative                   112,260
Total                                                   $ 300,333

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non- cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note D). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $27,000 and $16,000 for the year ended December 31, 2006 and 2005, respectively.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 6,780,000 and 6,615,000 as of December 31, 2006 and 2005, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") finalized and issued Interpretation No. 48, ("FIN 48"), entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC Staff issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, entitled "Fair Value Measurements," to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2006, consists of the following:

                                                          2006
                                                          ----
Furniture, equipment and leasehold improvements       $    200,760
Computer hardware and software                             457,931
Website and database development                           608,544
                                                      ------------
Total property, equipment, and database development      1,267,235

Less: accumulated depreciation and amortization        (1,120,424)
                                                      ------------
Property and equipment, net                           $    146,811
                                                      ============

Depreciation and amortization expense was $72,234 and $72,039 for the years ended December 31, 2006 and 2005, respectively.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE D - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at December 31, 2006, consist of the following:

     Senior  Subordinated  Notes  for  $550,000  bearing  interest  at 12%  with interest payable monthly, in default and due on demand.  DCOFI Master, Ltd.
     holds a second priority lien on substantially  all of the Company's assets.
     This lien is junior  to the lien  granted  to the  holders  of the  secured convertible  notes  issued  November  15,  2004.  The Company has  informal agreements with the holder of the Senior  Subordinated  Notes in which they
     have  agreed  to  waive  the  liquidated   damges  clause  of  the  related
     registration rights agreements.                                                            $ 550,000

     Line of credit equipment  financing with $15,000 limit,  variable  interest
     rate (20.49% at December 31, 2006), with payments due monthly.                                 2,890

     Secured convertible notes, interest at 8% payable quarterly, in default due on demand. The notes are convertible at any time, at the option of the note purchaser,  into the Company's common stock at the initial conversion price
     (subject to  adjustment)  of $0.30 per share.  These notes are secured by a security  interest  in  substantially  all of the  Company's  assets  and a guarantee  by its  subsidiaries.  At the time of the issuance of the notes, the  Company  also  issued to the note  purchasers  warrants to purchase an aggregate of 3,000,000  shares of the Company's  common stock. The warrants may be  exercised,  in whole or in part, at any time within five years from the date of the issuance of the notes,  for an exercise  price of $0.01 per share. The Company is currently in default for failure to have an effective registration  statement  registering  the  shares  underlying  the  secured convertible  notes.  As a  result,  the  Company  is  obligated  to pay 18%
     interest and other default penalties.                                                      1,000,000

     Promissory note with company director,  interest at 12% payable monthly, in default  and  due on  demand.  In  connection  with  the  issuance  of this promissory  note, the Company issued a warrant to purchase 10,000 shares of the Company's common stock, which are exercisable until five years from the
     date of issuance at $0.75 per share.                                                          50,000

     Line of credit for  $300,000  with local  bank,  interest  at prime plus 2%
     maturing on April 10, 2007.                                                                  170,000

     Promissory Note, interest at 8% due on demand                                                 75,000

     Convertible Promissory Notes with Bushido Capital,  interest at 8% payable, convertible  into  subsequent  convertible  instruments or shares of common stock  pursuant to the terms and  conditions of the  Company's  anticipated issuance of privately placed securities, $1,415,000 is due through December
     2007 and  $775,000  is in  default  and due on  demand.  The  financing  is continuous and ongoing,  on a bi-monthly basis, until the Company completes
     its anticipated issuance of privately placed securities                                    2,190,000

     Total                                                                                  $   4,037,890

In connection with the Secured Convertible Notes, the Company issued warrants granting the holders the right to acquire 3,000,000 shares of the Company's common stock at $0.01 per share. In accordance with EITF Issue 00- 27, "Application of EITF No.98-5 to Certain Convertible Instruments," the Company recognized the relative fair value attributable to the warrants in the amount of $608,990 and recorded such amount to additional paid-in-capital and a discount against the debt. The Company valued the warrants in accordance with EITF No. 00-27; using the Company's estimate of fair value at that time of the securities at the date of issue which was $0.60, volatility of 125% and an interest rate of 3%.

In connection with issuance of the secured convertible notes and in accordance with EITF No.98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company recognized an embedded beneficial conversion feature ("BCF"). The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Under EITF No. 98-5, the amount allocated to the BCF should be deducted from the balance of the note. Therefore, $316,009 was recorded as a discount attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF was amortized through the maturity date of November 1, 2006, as interest expense.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006, consist of the followings:

Accrued payroll                                                $ 37,123
Accrued interest                                                420,395
Accrued commissions                                               3,810
Miscellaneous accrued expenses                                   13,679
Deferred revenue                                                 50,367
                                                               --------
Total accrued liabilities                                      $525,374
                                                               ========

NOTE F - STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2005, the Company cancelled 1,000 shares of common stock previously issued in connection with services performed. The shares were valued at $1,000 on the date of grant and on the date of cancellation. Accordingly, the Company reversed the 2004 expense of $1,000 during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company issued 1,000 shares of common stock in connection with the payment of debt issuance costs. The shares were valued at $1,000 (based on the fair value of the common stock at the measurement date) recorded such amount to interest expense during 2005.

Series A Preferred Stock

Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to the Company or are themselves customers of the Company will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by the Company from each referred customer and from the holder itself for (i) access to the Company's internet-based financial services platform and (ii) execution of customer securities transactions. Cumulative dividends not declared as of December 31, 2006, totaled $460,000.

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into four shares of common stock. There was no BCF associated with this preferred stock.

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended December 31, 2005, the Company granted to its employees options to purchase an aggregate of 3,262,000 shares of common stock at $0.72 per share. The options vested through December 31, 2006, and expire in June 2015.

Warrants

During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 356,030 shares of restricted common stock in connection with additional debt agreements. The estimated value of warrants granted during the year ended December 31, 2005, was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 259%.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                      Warrants Outstanding and Exercisable
                                         Weighted Average          Weighted
                                       Remaining Contractual       Average
Exercise Prices    Number Outstanding       Life (Years)        Exercise Price
$0.01 to $0.85          3,559,780              2.96                 $ 0.13


                                                        Weighted Average
                                 Number of Shares       Price Per Share
Outstanding at January 1, 2005          4,094,968              0.75
   Granted                                356,030              0.84
   Exercised                                    -                 -
   Canceled or expired                          -                 -
Outstanding at December 31, 2005        4,450,998              0.75
   Granted                                      -                 -
   Exercised                                    -                 -
   Canceled or expired                   (891,218)             3.25
Outstanding at December 31, 2006        3,559,780              0.13

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

The Company is also heavily dependent on other vendors to provide access to the information it markets through its website. Various contracts have been entered into, mostly for a term of one year or on a month-to-month basis for the provision of this information. The failure of these vendors to supply the information contracted for would have a severe adverse impact on the Company's ability to provide future services to its customers.

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

The Company also entered into a Registration Rights Agreement with the purchasers of the Series A Preferred Stock, pursuant to which we agreed to file a registration statement with the SEC under the Securities Act, and to cause the registration statement to be effective within 150 days following the closing of the offering, to register for resale the shares of our common stock into which the Series A Preferred Stock is convertible. We are obligated to maintain the effectiveness of the registration statement for a period of 120 days. If the registration statement is not timely filed or declared effective within the 150 day period, we will be obligated to make payments, as liquidated damages, to the purchasers in the aggregate amount of 1% of the gross proceeds of the offering for every month, pro rata, that we are in default of such obligations. The registration statement is not effective. We have informal agreements with the Registration Rights Agreement that they will not require payment of these penalties.

NOTE I - INCOME TAXES

The Company has adopted SFAS No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $12,560,000, expire at various times from 2015 through 2036, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the net operating loss carry forward is approximately $4,452,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The tax asset increased due to the accumulation during the year ended December 31, 2006, of additional net operating losses of approximately $2,260,000 or additional deferred tax assets of $768,000. Components of deferred tax assets as of December 31, 2006 are as follows:

Net operating loss carry forward   $ 4,452,000
                                   -----------
Valuation allowance                 (4,452,000)
                                   -----------
Net deferred tax asset             $        --
                                   ===========

                                 KNOBIAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE K - LEASES AND COMMITMENTS

The Company has entered into leases for office and warehouse space on a month to month basis. There are no ongoing minimum lease obligations after December 31, 2006.

The Company has entered into various agreements for the provision of custom-tailored stock quote displays and other information to be provided to subscribing customers over the Internet. The agreements are for periods ranging from six months to two years. Most of the contracts automatically renew unless specifically terminated by either party.

Rent expense for the years ended December 31, 2006 and 2005, totaled $135,000 and $131,000, respectively.

NOTE L - BUSINESS CONCENTRATION

The Company had one customer which represented 16% and 19% of its revenues for the years ended December 31, 2006 and 2005, respectively. The Company's does not have any vendors which accounted for more than 10% of total purchases.

NOTE M - SUBSEQUENT EVENT

The Company has borrowed an additional $50,000 under the ongoing convertible promissory note agreement with Bushido Capital since January 1, 2007, through April 16, 2007.

In February 2007, the Company signed a letter of intent regarding a proposed restructuring of the debt and equity capitalization of, and the amendment of certain outstanding agreements of Knobias, Inc. Pursuant to the letter of intent, the principal terms of the restructuring (the "Restructuring") include the following terms: (i) the conversion of all outstanding indebtedness (except as set forth in (ii) and (vii) below), including accrued interest and penalties, into a newly established Series B convertible preferred stock of the Company (the "Series B Preferred Stock"), (ii) the exchange of certain indebtedness of the Company in the principal amount of approximately $250,000 into a 4-year subordinated loan, (iii) the amendment of the Company's outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock") to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) an offer by the Company to the holders of the Series A Preferred Stock to convert such Preferred Stock into common stock of the Company, (v) the agreement by certain officers of the Company to terminate their existing employment agreements and enter into new six-month agreements with the Company, (vi) the agreement by the Company and all holders of existing warrants and options to cancel such outstanding warrants and options, and (vii) retiring of $200,000 in notes form a senior secured lender which will, in consideration thereof, waive interest and penalties. Prior to the closing of the New Financing (as hereinafter defined), the holders of the new Series B Preferred Stock will own 75% of the fully-diluted stock of the Company, and assuming the holders of the existing Series A Preferred Stock accept the exchange offer noted above, such holders will own 14% of the fully-diluted stock of the Company. In connection with the Restructuring, the Company expects a financing commitment pursuant to which the Company will receive a minimum of $1.5 million of new capital in the form of a senior secured convertible note (the "New Financing"). In advance of the closing of the New Financing, the Company expects one of its lenders to provide bridge financing to meet certain of the Company's immediate cash needs. As part of the Restructuring, the majority holders of the new Series B Preferred Stock will have the right to designate two of the Company's five directors, and the majority in interest of the investors in the New Financing will also have the right to designate two of the Company's five directors. The common equity shareholders will elect one director out of the 5. The Board of Directors also approved a resolution to effect a 1-for-100 reverse stock split, subject to the receipt of shareholder approval. As of April 16, 2007, a formal agreement on the proposed restructuring has not been executed.

Subsequent to year end, 416,667 shares of Series A Preferred Stock were converted into 1,666,668 shares of common stock and 750,000 warrant shares were exercised for 605,769 shares of common stock. In connection with the warrant exercise, the Company did not receive any proceeds.

EXHIBIT 31.1

                                 KNOBIAS, INC.
                 OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, E. Key Ramsey, the Chief Executive Officer of Knobias, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Knobias, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [Omitted pursuant to SEC Release No. 33-8238];

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: April 17, 2007                                 /s/ E. KEY RAMSEY
                                                     -----------------
                                                         E. Key Ramsey
                                                     Chief Executive Officer

EXHIBIT 31.2

                                 KNOBIAS, INC.
                 OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Susan R. Walker, the Chief Financial Officer of Knobias, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Knobias, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [Omitted pursuant to SEC Release No. 33-8238];

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: April 17, 2007                               /s/ SUSAN R. WALKER
                                                   -----------------
                                                       Susan R. Walker
                                                       Chief Financial Officer

Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of Knobias, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Key Ramsey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Knobias, Inc. and will be retained by Knobias, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Date:  April 17, 2007                          By: /s/ E. KEY RAMSEY
                                                  ------------------
                                                  E. Key Ramsey
                                                  Chief Executive Officer

Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of Knobias, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Susan R. Walker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Knobias, Inc. and will be retained by Knobias, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Date:  April 17, 2007                            By: /s/ SUSAN R. WALKER
                                                    ------------------
                                                 Susan R. Walker
                                                 Chief Financial Officer