Form 10QSB
period 2007-03-31
KNOBIAS, INC.
filed 2007-05-18
CIK 1161979

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

                  For the Quarterly period ended March 31, 2007

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


The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2007, was 53,038,942 shares, held by approximately 139 shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ______ No __X___

                                  KNOBIAS, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2007



                                Table of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet:
             March 31, 2007 and December 31, 2006                              3

             Condensed Consolidated Statements of Losses:
             Three Months Ended March 31, 2007 and 2006                        4

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2007 and 2006                        5

             Notes to Unaudited Condensed Consolidated Financial
             Information: March 31, 2007                                  6 - 16

    Item 2.  Management's Discussion and Analysis                        17 - 20

    Item 3.  Controls and Procedures                                          21


PART II.  OTHER INFORMATION                                                   21

    Item 1.  Legal Proceedings                                                21

    Item 2.  Unregistered Sales of Equity and Use of Proceeds                 21

    Item 3.  Defaults Upon Senior Securities                                  21

    Item 4.  Submission of Matters to a Vote of Security Holders              21

    Item 5.  Other Information                                                21

    Item 6.  Exhibits                                                         21

Signatures                                                                    22

                                KNOBIAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                  (unaudited)


                                              March 31, 2007
                                               (unaudited)
                   Assets

Current assets
Cash                                        $           82,133
Accounts receivable, net                                96,298
Prepaid expenses                                        16,582

Total current assets                                   195,013

Property and equipment, net                            140,015

Other assets                                             7,467

Total assets                                $          342,495

     Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                            $          323,052
Accrued liabilities                                    635,377
Long-term debt                                       4,447,839

Total current liabilities                            5,406,268

Stockholders' deficit
Series A Convertible Preferred stock,
         $0.01 par value;5,000,000 shares
         authorized; 541,666 shares issued
         and outstanding (liquidation
         preference of $807,000))                      650,000
Common Stock, $0.01 par value;
         95,000,000 shares authorized;
         53,038,942 shares issued and outstanding
         (50,766,505 at December 31, 2006)             530,389
Additional paid-in capital                          11,406,379
Accumulated deficit                                (17,005,958)

Total stockholders' deficit                         (5,063,773)

Total liabilities and stockholders'
         deficit                            $          342,495

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                          For the Three Months Ended
                                                  March 31,
                                              2007               2006
                                          (unaudited)
Revenue:

Subscription revenues                  $    451,783        $    503,961
Information provisioning                     97,671              53,893

Total revenue                               549,454             557,854

Operating Expenses:
Product related costs                       596,994             555,927
Selling, general and administrative         332,101             373,697
Depreciation and amortization                13,961              14,788
Total expenses                              943,056             944,412

Loss from  operations                      (393,602)           (386,558)

Other income (expense):
Interest income                                   8                   5
Interest expense                            (87,949)           (185,003)

Total other income (expense)                (87,941)           (184,998)

Loss before provision for income taxes     (481,543)           (571,556)

Provision for income taxes                        -                   -

Net loss                               $   (481,543)       $   (571,556)

Loss per share (basic and
         diluted)                      $      (0.01)       $      (0.01)

Basic and diluted weighted
         average number of
         shares outstanding               52,052,510         50,766,505

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                   2007              2006
                                                               (unaudited)

Cash flows from operating activities:
Net loss                                                    $    (481,543)      $    (571,556)
Adjustments to reconcile net loss to net
          cash used in operating activities:
Depreciation and amortization                                      13,961              14,788
Provision for doubtful accounts receivable                         15,000                   -
Amortization of debt issuance costs                                     -             129,119
Stock based compensation costs                                          -              66,000
Changes in operating assets and liabilities:
     Accounts receivable                                           58,628             (10,967)
     Prepaid expenses                                                (228)              8,264
     Other assets                                                     704                (200)
     Accounts payable and accrued liabilities                      42,572             (53,571)

Net cash used in operating activities                            (350,906)           (418,123)

Cash flows used in investing activities:
Capital expenditures                                               (7,165)             (3,545)

Net cash used in investing activities                              (7,165)             (3,545)

Cash flows from financing activities:
Repayment of long-term debt                                           (51)               (127)
Proceeds from long-term debt                                       410,000             355,000

Net cash provided by financing activities                         409,949             354,878

Net decrease in cash                                               51,878             (66,790)

Cash, beginning of period                                          30,255             103,095

Cash, end of period                                         $      82,133       $      36,305

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest                                      $         429       $         167
Income taxes                                                            -                   -

Supplemental schedule of non-cash investing and
         financing activities:
Conversion of preferred stock to common                     $      500,000                  -
Issuance of warrants upon cashless exercise                 $        6,057                  -

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE A - MANAGEMENT'S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Knobias, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

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

The Company's primary subsidiary, Knobias.com, LLC (formerly Penny PI, LLC), was formed on September 4, 1998, under the laws of the State of Mississippi pursuant to the Mississippi Limited Liability Company Act. Penny PI, LLC was organized to design and implement an Internet website for the provision of subscriber based information and investigative services relating to over-the-counter bulletin board companies, commonly referred to as "penny stocks."

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

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,260,259 in 2006 and a net loss of $481,543 during the three months ended March 31, 2007. The Company's current liabilities exceeded its current assets by $5,211,255 as of March 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at March 31, 2007, is approximately $134,000.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Income Taxes

Knobias, Inc. is a "C Corporation" and, therefore, will, upon achieving taxable earnings, pay taxes as a corporation. The Company accounts for corporate income taxes using the asset and liability method of accounting prescribed by SFAS No. 109, "Accounting for Income Taxes". Because the Company has incurred losses since its inception, no income tax expense has been incurred. The Company has not yet generated taxable income. A valuation allowance is provided for deferred tax assets when it is more likely than not that such asset will not be recovered.

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($6,675 at March 31, 2007).

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including accounts receivable, accounts payable, accrued expenses, and debt, approximate their fair values due to their short-term maturities.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue Recognition

For revenue from services, the Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") as amended. SAB No. 101 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of the provision of information through its website, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of monthly, semi-annual, and annual prepaid subscription fees billed or collected in advance.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash with credit quality institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There IS one customer with A balance aggregating approximately 12% of accounts receivable at March 31, 2007. These amounts were fully collected subsequent to year end.

The Company had one customer which represented 15% of its revenues for the quarter ended March 31, 2007.

Stock Based Compensation

At March 31, 2007, the Company had one stock-based compensation plan. No stock based employee compensation cost was recognized in the statements of operations for the three months ended March 31, 2007, as all options granted under the plan were fully vested prior to January 1, 2007.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations, for subsequent to January 1, 2006, include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the quarter ended March 31, 2006, of approximately 7% was based on historical forfeiture experience and estimated future employee forfeitures.

Description of Plan

The Company's stock option plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of March 31, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and has approximately 2,370,000 shares available for future issuances.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

A summary of option activity as of March 31, 2007, and changes during the three months then ended, is presented below:

                                                                       Weighted-Average
                                                                 -------------------------------
                                                                                   Remaining     Aggregate
                                                                    Exercise      Contractual    Intrinsic
                                                      Shares         Price       Term (Years)      Value
                                                 --------------------------------------------------------------
  Options outstanding at January 1, 2007             2,638,100    $ 0.73
  Options granted                                            -    $    -
  Options exercised                                          -    $    -
  Options cancelled or expired                         (9,800)    $ 0.72
                                                 --------------------------------
  Options outstanding and exercisable at             2,628,300    $ 0.74            7.97  $           -
      March 31, 2007
                                                 ==============================================================


Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2007, there was no unrecognized compensation cost related to employee and director stock option compensation arrangements.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the three months ended March 31, 2007 and, net of estimated forfeitures, which was allocated as follows:

                                                         Quarter                Quarter
                                                          Ended                  Ended
                                                         March 31,              March 31,
                                                          2007                    2006


     Stock-based compensation expense included in:
              Product related costs                     $      -           $     44,000
              Selling, general and administrative                                22,000

     Total                                              $      -           $     66,000
                                                    ============           ============

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 4,205,000 and 3,695,000 as of March 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt at March 31, 2007, consists of the followings:

                                                   March 31,
                                                     2007

Senior  Subordinated  Notes,  bearing  interest at 12% with interest payable  monthly,  which matured on September 1, 2006.  DCOFI Master,  Ltd.
     holds a second priority lien on substantially  all of the Company's assets.
     This lien is junior  to the lien  granted  to the  holders  of the  Secured
     Convertible Notes issued November 15, 2004.                                   $ 550,000

Line of credit equipment financing with a $15,000 limit,  variable interest rate
     (20.49% at March 31, 2007), with payments due monthly                            2,839

Secured Convertible Notes, interest at 8% payable quarterly,  in default, due on demand.  The notes are  convertible  at any time, at the option of the note purchaser,  into the Company's common stock at the initial conversion price
     (subject to  adjustment)  of $0.30 per share.  These notes are secured by a security  interest  in  substantially  all of the  Company's  assets  and a guarantee  by its  subsidiaries.  At the time of the issuance of the notes, the  Company  also  issued to the note  purchasers  warrants to purchase an aggregate of 3,000,000  shares of the Company's  common stock. The warrants may be  exercised,  in whole or in part, at any time within five years from the date of the issuance of the notes,  for an exercise  price of $0.01 per share. The Company is currently in default for failure to have an effective
     registration   statement  with  the  Securities  and  Exchange   Commission
     registering  the shares  underlying  the secured  convertible  notes.  As a result,  the Company is obligated  to pay 18%  interest  and other  default
     penalties.                                                                   1,000,000

Promissory note with  Company  director,  interest  at 12% payable  monthly,  in default  and  due on  demand.  In  connection  with  the  issuance  of this promissory  note, the Company issued a warrant to purchase 10,000 shares of the Company's common stock, which are exercisable until five years from the
     date of issuance at $0.75 per share.                                            50,000

Line of Credit for $300,000 with local bank,  interest at prime plus 2% maturing
     on April 10, 2007                                                              170,000

Convertible  promissory  Note,  interest  at 8%  due  on  demand.  The  note  is
     convertible  at any time at a conversion  price of $0.60 per share.             75,000

Bridge loan with  Centercourt,  interest  at 2.75%  over prime (11% at March 31,
     2007)                                                                          360,000

Convertible  Promissory  Notes with  Bushido  Capital,  interest  at 8% payable, convertible  into  subsequent  convertible  instruments or shares of common stock  (as  defined).  The  financing  is  continuous  and  ongoing,  on  a bi-monthly basis,  until the Company completes its anticipated  issuance of
     privately placed securities.                                                 2,240,000

Total                                                                             4,447,839



Amounts due prior to March 31, 2007, have not been repaid. Informal arrangements have been reached with the lenders to delay repayment pending additional fundraising efforts by the Company.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY

Proposed Restructuring

In February 2007, the Company signed a letter of intent regarding a proposed restructuring of the debt and equity capitalization of, and the amendment of certain outstanding agreements of Knobias, Inc. Pursuant to the letter of intent, the principal terms of the restructuring (the "Restructuring") include the following terms: (i) the conversion of all outstanding indebtedness (except as set forth in (ii) and (vii) below), including accrued interest and penalties, into a newly established Series B convertible preferred stock of the Company (the "Series B Preferred Stock"), (ii) the exchange of certain indebtedness of the Company in the principal amount of approximately $250,000 into a 4-year subordinated loan, (iii) the amendment of the Company's outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock") to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) an offer by the Company to the holders of the Series A Preferred Stock to convert such Preferred Stock into common stock of the Company, (v) the agreement by certain officers of the Company to terminate their existing employment agreements and enter into new six-month agreements with the Company, (vi) the agreement by the Company and all holders of existing warrants and options to cancel such outstanding warrants and options, and (vii) retiring of $200,000 in notes from a senior secured lender which will, in consideration thereof, waive interest and penalties. Prior to the closing of the New Financing (as hereinafter defined), the holders of the new Series B Preferred Stock will own 75% of the fully-diluted stock of the Company, and assuming the holders of the existing Series A Preferred Stock accept the exchange offer noted above, such holders will own 14% of the fully-diluted stock of the Company. In connection with the Restructuring, the Company expects a financing commitment pursuant to which the Company will receive a minimum of $1.5 million of new capital in the form of a senior secured convertible note (the "New Financing"). In advance of the closing of the New Financing, the Company expects one of its lenders to provide bridge financing to meet certain of the Company's immediate cash needs. As part of the Restructuring, the majority holders of the new Series B Preferred Stock will have the right to designate two of the Company's five directors, and the majority in interest of the investors in the New Financing will also have the right to designate two of the Company's five directors. The common equity shareholders will elect one director out of the 5. The Board of Directors also approved a resolution to effect a 1-for-100 reverse stock split, subject to the receipt of shareholder approval. As of May 15, 2007, a formal agreement on the proposed restructuring has not been executed and the shareholder approval of the reverse stock split has not been received.

Series A Preferred Stock

In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock for $1.20 per share and each share is convertible into four shares of the Company's common stock. Holders of Series A Preferred Stock will receive an annual cumulative dividend of $0.12 per share payable semi-annually on April 30 and October 31 of each year beginning April 30, 2005. Holders of Series A Preferred Stock who refer customers to the Company or are themselves customers of the Company will receive a dividend equal to the greater of the cumulative dividend of $0.12 per share or a non-cumulative dividend equal to a minimum of 10% and a maximum of 25% of the net income from fees received by the Company from each referred customer and from the holder itself for (i) access to Knobias' internet-based financial services platform and (ii) execution of customer securities transactions. Cumulative dividends not declared as of March 31, 2007, approximated $460,000.

In February 2007, one of the Company's preferred stock shareholders converted 416,667 Series A Preferred shares into 1,666,668 shares of the Company's common stock.

Common Stock

During the three months ended March 31, 2007, the Company issued 605,769 shares of common stock in connection with the cashless exercise of 750,000 warrants.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE G - SIGNIFICANT RISKS AND UNCERTAINTIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements set forth below and elsewhere in this report.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2007 COMPARED TO QUARTER ENDED MARCH 31, 2006.

The following table shows the consolidated statements of losses for the quarters ended March 31, 2007 and 2006:

                             For the Three Months Ended
                                    March 31,
                            ----------------------------
                                 2007          2006         $ CHANGE    % CHANGE
                             (unaudited)     (unaudited)
                             -----------    -----------     ----------  --------
Revenue
 Subscriptions               $   451,783   $  503,961     $  (52,178)      -10%
 Information provisioning         97,671       53,893         43,778        81%
                             -----------    -----------
   Total revenue                 549,454      557,854         (8,400)       -2%

Operating Expenses
 Product related costs           596,994      555,927         41,067         7%
 Selling, general and
  administrative                 332,101      373,697        (41,596)      -11%
 Depreciation and
  amortization                    13,961       14,788           (827)       -6%
 Other general and
  administrative

Total expenses                   943,056      944,412         (1,356)         0%

Loss from operations           (393,602)    (386,558)         (7,044)        2%

 Interest, net                  (87,941)    (184,998)         97,057       -52%

   Net loss                  $ (481,543)   $(571,556)     $   90,013       -16%


Subscription revenues decreased 10% or approximately $52,000 due to certain of our customers ceasing their business operations. Information provisioning continues to increase as our revenue from press releases and media packages continue to be a focus of our current marketing plan.

Product related costs have increased slightly by 7% or $41,000 due to an additional product cost present in 2007 but not in 2006 of about $10,000 which has been added to our subscription offerings. Also, there have been significant increases in costs for press releases and other media related items which correlate to our increases in information provisioning revenues.

Selling, general, and administrative costs have decreased approximately $42,000 (11%) primarily because of decreases in sales staff for the three months ended March 31, 2007 compared with the same quarter in 2006.

Interest expense has decreased significantly with the amortization of beneficial conversion features, warrants, and debt issue costs associated with our senior subordinated notes which were $129,119 for the three months ended March 31, 2006, but were fully amortized by December 31, 2006, resulting in no expense for 2007. This decrease is offset by increases in our debt during 2006 and continuing through March 31, 2007, and the increases in related interest expense accrued on that debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash of $82,133 and had a working capital deficit of $5,211,255. Of this deficit, $4,447,839 is from debt which is in default and due on demand or due within the current year. The Company is working diligently to develop its next level of financing and plans to renew or amend its debt in connection with that funding. We do not have any contracts, plans or agreements in place for any additional financing, except as discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the  near  term,  we  expect  to  provide  for our  liquidity  needs  through operations, as well as through additional fund raising and potential acquisitions. No firm details exist as to our future fund-raising or the potential of future acquisitions. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings.

For the three months ended March 31, 2007, net cash used by operations was approximately $351,000. The primary funding of these operations was $410,000 received from the issuance of new debt. By comparison, for the three months ended March 31, 2006, our net cash used in operating activities was approximately $418,000 funded by approximately $355,000 received from the issuance of new debt.

The purchase of fixed assets during the three months ended March 31, 2007, and 2006, were approximately $7,200 and $3,500, respectively.

The following is a description of certain transactions that were entered into during, 2007 to help provide funds for ongoing operations:


     o We obtained loans from Bushido Capital Master Fund, L.P. of $50,000. These loans are convertible into equity upon execution of our next level of fund-raising. These loans bear interest at 8% per annum.

     o Received an aggregate of $360,000 under notes payable to CAMOFI Master LDC. These notes accrue interest at the prime rate plus 2.75% and are due on demand.

     o On February 22, 2007, we entered into a letter of intent Letter of Intent regarding a proposed restructuring of the debt and equity capitalization of, and the amendment of certain outstanding agreements of Knobias, Inc. (the "Company"). Pursuant to the Letter of Intent, the principal terms of the restructuring (the "Restructuring") include the following terms: (i) the conversion of all outstanding indebtedness (except as set forth in (ii) and (vii) below), including accrued interest and penalties, into a newly established Series B convertible preferred stock of the Company (the "Series B Preferred Stock"), (ii) the exchange of certain indebtedness of the Company in the principal amount of approximately $250,000 into a 4-year subordinated loan, (iii) the amendment of the Company's outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock") to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) an offer by the Company to the holders of the Series A Preferred Stock to convert such Series A Preferred Stock into common stock of the Company, (v) the agreement by certain officers of the Company to terminate their existing employment agreements and enter into new six-month agreements with the Company, (vi) the agreement by the Company and all holders of existing warrants and options to cancel such outstanding warrants and options, and (vii) retiring of $200,000 in notes form a senior secured lender which will, in consideration thereof, waive interest and penalties. Prior to the closing of the New Financing (as hereinafter defined), the holders of the new Series B Preferred Stock will own 75% of the fully-diluted stock of the Company, and assuming the holders of the existing Series A Preferred Stock accept the exchange offer noted above, such holders will own 14% of the fully-diluted stock of the Company. In connection with the Restructuring, the Company expects a financing commitment pursuant to which the Company will receive a minimum of $1.5 million of new capital in the form of a senior secured convertible note (the "New Financing"). In advance of the closing of the New Financing, the Company expects ones of its lenders to provide bridge financing to meet certain of the Company's immediate cash needs. As part of the Restructuring, the majority holders of the new Series B Preferred Stock will have the right to designate two of the Company's five directors, and the majority in interest of the investors in the New Financing will also have the right to designate two of the Company's five directors. The common equity shareholders will elect one director out of the 5. The Board of Directors also approved a resolution to effect a 1-for-100 reverse stock split, subject to the receipt of shareholder approval.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The report of independent registered public firm on our December 31, 2006 financial statements included in the Company's Annual Report states that based on the Company's recurring losses and its working capital deficit at December 31, 2006, among other factors, raises substantial doubts about the Company's ability to continue as a going concern. If we are unable to develop our business, we will have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.


Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

STOCK BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. See Note D to the consolidated financial statements for additional information.

RISK FACTORS

Our business and results of operations are affected by a wide variety of factors, as we discuss in Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                  KNOBIAS, INC.



Date:  May 18, 2006           By: /s/ E. Key Ramsey
                                     ---------------------------------------
                                  E. Key Ramsey
                                  President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)



                                  By: /s/ SUSAN R. WALKER
                                     ---------------------------------------
                                 Susan R. Walker
                                 Chief Financial Officer
                                 (Principal Accounting Officer and Principal
                                 Financial Officer)