Form 10QSB
period 2007-06-30
KNOBIAS, INC.
filed 2007-08-21
CIK 1161979

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

                  For the Quarterly period ended June 30, 2007

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


The number of shares of Common Stock, $0.001 par value, outstanding on August 20, 2007, was 53,038,942 shares, held by approximately 139 shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ______ No __X___

                                  KNOBIAS, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDING JUNE 30, 2007



                                Table of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet:
             June 30, 2007                                                     3

             Condensed Consolidated Statements of Operations:
             Three and Six Months Ended June 30, 2007 and 2006                 4

             Condensed Consolidated Statements of Cash Flows:
             Six Months Ended June 30, 2007 and 2006                           5

             Notes to Unaudited Condensed Consolidated Financial
             Information: June 30, 2007                                        6

    Item 2.  Management's Discussion and Analysis                             19

    Item 3.  Controls and Procedures                                          24

PART II.  OTHER INFORMATION                                                   25

    Item 1.  Legal Proceedings                                                25

    Item 2.  Unregistered Sales of Equity and Use of Proceeds                 25

    Item 3.  Defaults Upon Senior Securities                                  25

    Item 4.  Submission of Matters to a Vote of Security Holders              25

    Item 5.  Other Information                                                25

    Item 6.  Exhibits and Reports on Form 8-K                                 25

Signatures                                                                    26

                                  KNOBIAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                              June 30, 2007
                   Assets

Current assets:
Cash                                        $          333,439
Accounts receivable, net                                89,121
Prepaid expenses                                        26,878

Total current assets                                   449,438

Property, equipment, database development, net         127,336

Other assets                                             7,467

Total assets                                $          584,241

     Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                            $          204,525
Accrued liabilities                                    149,217
Current portion of long-term debt                       61,665

Total current liabilities                              415,407

Long-term debt                                         207,164

Stockholders' deficit
Preferred stock, $0.01 par value;
        5,000,000 shares authorized;
        541,666 outstanding at June 30, 2007           650,000
Series B Preferred stock, $10 stated value;
        600,000 shares authorized;
        517,520 shares outstanding at
        June 30, 2007
        (liquidation preference of $5,692,720)        10,857,071
Common Stock, $0.01 par value;
         95,000,000 shares authorized;
         53,038,942 shares outstanding                 530,389
Additional paid-in capital                          12,300,379
Accumulated deficit                                (24,376,169)

Total stockholders' deficit                            (38,330)

Total liabilities and stockholders' deficit $          584,241

See accompanying notes to unaudited condensed consolidated financial statements

                                  KNOBIAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended                For the Six Months Ended
                                                            June 30,                                 June 30,
                                                     2007              2006                   2007              2006

Revenue:
 Subscription revenues                           $   385,879        $   499,215            $   837,662       $ 1,003,176
 Information provisioning                            104,309             70,103                201,980           123,996

 Total revenue                                       490,188            569,318              1,039,642         1,127,172

 Operating Expenses:
 Product related costs                               609,339            561,443              1,206,333         1,117,370
 Selling, general and administrative                 339,266            378,906                671,367           752,603
 Restructuring expenses                              445,664                  -                445,664                 -
 Depreciation and amortization                        12,678             15,238                 26,639            30,026
 Total expenses                                    1,406,947            955,587              2,350,003         1,899,999

 Loss from  operations                              (916,759)          (386,269)            (1,310,361)         (772,827)

 Other income (expense):
 Interest, net                                    (1,402,600)          (206,040)            (1,490,541)         (391,038)

 Loss on early extinguishment of debt, net        (5,049,052)                 -             (5,049,052)                -

 Net loss                                        $(7,370,211)       $  (592,309)         $  (7,851,754)    $  (1,163,865)

 Loss per share (basic and fully diluted)        $     (0.14)       $     (0.01)           $     (0.15)      $     (0.02)

 Basic and diluted weighted average number of
   shares outstanding                             53,038,942          50,766,505            52,548,451        50,766,505

See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                   2007              2006

Cash flows from operating activities:
Net loss                                                    $  (7,851,754)      $  (1,163,865)
Adjustments to reconcile net loss to net
          cash used in operating activities:
Depreciation and amortization                                      30,026              39,429
Loss on early extinguishment of debt                            5,092,185                   -
Estimated fair value of stock
        issued for employee services                              335,664                   -
Stock issued for services                                         791,119                   -
Provision for bad debts                                            30,000                   -
Amortization of beneficial conversion features                     21,250             258,238
Stock based compensation costs                                      8,583             132,000
Changes in operating assets and liabilities:
     Accounts receivable                                           50,805             (45,140)
     Prepaid expenses                                             (10,524)              1,337
     Other assets                                                     704                (200)
     Accounts payable and accrued liabilities                     438,567              28,307

Net cash used in operating activities                          (1,066,762)           (759,297)

Cash flows used in investing activities:
Capital expenditures                                               (7,164)            (29,921)
Net cash used in investing activities                              (7,164)            (29,921)

Cash flows from financing activities:
Repayment of notes payable                                       (202,890)               (196)
Proceeds from notes payable                                     1,580,000             704,999
Net cash provided by financing activities                       1,377,110             704,803

Net decrease in cash                                              303,184             (84,415)

Cash, beginning of period                                          30,255             103,095
Cash, end of period                                         $     333,439       $      18,680

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest                                      $         429       $         330
Income taxes                                                            -                   -
Non-cash investing and financing activities:
Conversion of preferred stock to common stock               $      500,000                  -
Beneficial conversion features of new indebtedness               1,530,000                  -
Conversion of debt to preferred stock                            3,665,000                  -
Accretion of imputed interest                                          315                  -
Conversion of accrued interest to debt                              27,264                  -
Conversion of accrued interest and penalties
        to Series B preferred stock                                973,102                  -

See accompanying notes to unaudited condensed consolidated financial statements.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE A - MANAGEMENT'S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Knobias, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE C - GOING CONERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2006, the Company incurred a loss of $2,260,259 ($7,370,211 and $7,851,754 for the three and six months ended June 30, 2007, respectively). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company entered into a restructuring agreement in June 2007, (the "Agreement") which provided it with gross proceeds of $1,530,000 during the period from February to June 2007 from the proceeds of senior secured convertible debt. The Agreement also provides for the raise of an additional $1,470,000 of senior secured convertible debt before the end of 2007. The Company is also actively marketing its products in order to increase its customer base and revenues. There can be no assurance the Company will be successful in its effort to secure additional financing or to obtain additional subscribers.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Accounts Receivable

The Company records an estimate for its uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at June 30, 2007, is approximately $77,000.

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($41,037 at June 30, 2007).

Revenue Recognition

For revenue from services, the Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 104") as revised by SAB
109. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of the provision of information through its website, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of monthly, semi-annual, and annual prepaid subscription fees billed or collected in advance.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash with credit quality institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company's customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is one customer with a balance aggregating approximately 19% of accounts receivable at June 30, 2007. These amounts were fully collected subsequent to period end.

The Company had one customer which represented 21% and 15% of its revenues for the three and six months ended June 30, 2007, respectively. The Company's does not have any vendors which accounted for more than 10% of total purchases during the three or six months ended June 30, 2007.

Stock Based Compensation

At June 30, 2007, the Company had two stock-based compensation plans.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the periods ended June 30, 2007 and 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the period ended June 30, 2007 is based on awards ultimately expected to vest, it has

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated weighted average forfeiture rate for the period ended June 30, 2007, of approximately 15% was based on historical forfeiture experience and estimated future forfeitures.

Description of Plan

The Company's employee stock option plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of June 30, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and all shares are available for future issuances. In connection with the restructuring during June 2007, all option agreements were cancelled. No options under this plan are outstanding at June 30, 2007.

Executive Options

In connection with the restructuring, the Company's new CEO received options contingent upon time of service and performance. The total number of options consists of options based on tenure totaling 29,874,717 shares which vest over the three years ending June 30, 2010. The total number of options based on performance are 29,874,717 and vest from December 31, 2008 through December 31, 2010 based on certain performance benchmarks pre-determined by the board of directors and management. The estimated weighted average forfeiture rate for the period ended June 30, 2007, of approximately 15% was based on historical forfeiture experience and estimated future forfeitures.

In accordance with the related option agreement, the holder is prohibited from exercising any options under the related option agreement until such time as the Company effects the 1 for 100 reverse stock split as required by the Agreement (See Note H). The Company has not recognized any compensation cost related to the performance based options as the ultimate vesting is deemed to be unlikely.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The fair value of options granted was estimated using the following weighted-average assumptions:

        Stock options:
        Expected term (in years)                10
        Expected volatility                   114%
        Risk-free interest rate               5.0%
        Dividend yield                           -

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity as of June 30, 2007, and changes during the six months then ended, is presented below:

                                                                       Weighted-Average
                                                                 -------------------------------
                                                                                   Remaining     Aggregate
                                                                    Exercise      Contractual    Intrinsic
                                                      Shares         Price       Term (Years)      Value
                                                 --------------------------------------------------------------
  Options outstanding at January 1, 2007             2,638,100    $ 0.73
  Options granted                                   59,749,434    $ 0.0062            10
  Options exercised                                          -    $    -
  Options cancelled or expired                     (2,638,100)    $ 0.73
                                                 --------------------------------
  Options outstanding and exercisable at           834,216,116    $ 0.0062             -           $   -
      June 30, 2007
                                                 ==============================================================

Upon the exercise of options, the Company issues new shares from its authorized shares. The weighted average grant date fair value of options granted during 2007 was $0.0238 per options.

As  of  June  30,  2007,  there  was  approximately   $595,000  of  unrecognized
compensation cost related to employee and director stock option compensation arrangements. The unrecognized cost related to the service based grant is expected to be recognized on a straight-line basis over the next 2.92 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the periods ended June 30, 2007 and 2006, net of estimated forfeitures, which was allocated as follows:

                                                            Three and Six        Three Months         Six Months
                                                             Months Ended            Ended               Ended
                                                            June 30, 2007          June 30,            June 30,
                                                                                     2006                2006
                                                          ------------------------------------------------------------

     Stock-based compensation expense included in:
              Product related costs                                   $     -              $44,000          $ 88,000
              Selling, general and administrative                       8,583               22,000            44,000
                                                          ------------------------------------------------------------
                                                          ------------------------------------------------------------
     Total                                                        $     8,583              $66,000          $132,000
                                                          ============================================================

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)


Beneficial Conversion Feature

The convertible features of convertible note provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense over the term of the loan.


Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 610,050,169 and 15,167,165 as of June 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE E - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and senior secured debt at June 30, 2007, consist of the followings:


Note payable,  due in 48 equal consecutive  monthly
     payments  through  May  2011,  0%  stated  interest
     rate, 6% imputed interest rate                                     $ 71,000

Imputed interest not yet earned                                           (7,690)
                                                                          63,310

Note payable to a  bank,  interest at prime plus 1%
     (9.25% at June 30, 2007),  maturing on May 1, 2011,
     due in monthly installments of $3,839 plus interest                 184,269

Senior  secured  convertible  notes,  due  June  6,
     2010,  interest  at prime plus 2.75% per annum (11%
     at June 30, 2007), interest payable monthly,
     convertable at $0.0622 per share                                  1,530,000

Discount for beneficial  conversion feature (net of
     accumulated amortization of $21,250)                             (1,508,750)
                                                                          21,250

Total                                                                    268,829
Less: current portion of long-term debt                                  (61,665)
Long-term debt                                                      $    207,164

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE AND SUBORDINATED DEBT (Cont.)

In connection with issuance of the senior secured convertible notes, the Company recognized an embedded beneficial conversion feature ("BCF"). $1,530,000 was recorded as a discount attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF will be amortized through the maturity date of June 6, 2010, as interest expense.

NOTE F - STOCKHOLDER'S EQUITY

The Company is authorized to issue 95,000,000 shares of its common stock and has 53,038,942 shares outstanding at June 30, 2007. Holders of the Class A common stock are entitled to one vote per share.

Series A Preferred Stock

In November 2004, the Company accepted subscription agreements for gross proceeds of 1,150,000 for 958,333 shares of its Series A Preferred Stock for $1.20 per share. The terms of the Series A Preferred Stock were amended with the issuance of Series B Preferred Stock in June 2007. Series A Preferred Stock will rank junior to all other series of preferred stock created and issued from time to time. There will be no stated dividend provided for holders of Series A Preferred Stock After payment of any liquidation preference to the holders of preferred stock that rank senior to the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of common stock, Series A Preferred Stock and any other series of participating preferred stock on an "as converted" basis up to a maximum of $1.20 per share of Series A Preferred Stock. At any time, the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.

In February 2007, one of the Company's preferred stock shareholders converted all of their 416,667 Series A Preferred shares into 1,666,668 shares of the Company's common stock.

Series B Convertible Preferred Stock

The Company has authorized 600,000 shares of Series B Convertible Preferred Stock ("Series B") with a stated value of $10 per share (the "Stated Value"). Series B will rank senior to the common stock, Series A Preferred Stock, and to all other classes of equity which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as an when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends. After payment of this preference, remaining assets will be distributed pro rata on an "as converted" basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and nonassessable shares of common stock. The number of

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE F - STOCKHOLDER'S EQUITY (Cont.)

shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued buy unpaid dividends and divided by (iii) $0.0143. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

So long as 125,000 shares of Series B are issued and outstanding, the holders of the majority of the then outstanding shares of Series B, voting exclusively and as a separate class to the exclusion of all other classes of the Company's voting stock, will have the right to designate and elect two members of the board of directors. Otherwise, the holders of Series B and common stock will vote together and not as a separate class. Each share of Series B will be deemed to have such number of votes as is equal to 748 shares of common stock until the Company institutes a reverse stock split or increases the number of shares of common stock authorized. After such split or increase in shares, Series B will vote along with the common shares on an "as converted" basis.

In connection with the Company's debt restructuring (See Note H), the Company issued 463,810 shares of Series B for the conversion of a note payable approximating $4.6 million of principal, accrued interest and penalties and an aggregate of 37,710 as additional compensation for such conversion.

In June 2007, the Company issued 16,000 shares of Series B in connection with a severance payment to a former employee. The estimated fair value of the Series B shares was $335,664, based on the estimated fair value of the underlying common shares on the measurement date.

At June 30,  2007,  the  Series B shares  were  convertible  into  approximately
362,000,000 shares of common stock. However, in accordance with the related designation rights and the restructuring agreement, the holders of the Series B are not able to convert such shares into shares of the Company's common stock until such time as the Company effects the pending reverse stock split of 1 share for 100 shares, as required in the related agreement. Accordingly, the Company has determined that it does have sufficient authorized and unissued shares of common stock to settle its commitments that may require the issuance of its common stock.

Common Stock

During the three months ended March 31, 2007, the Company issued 605,769 shares of common stock in connection with the cashless exercise of 750,000 warrants. There were no transactions related to issuance of the Company's common stock during the six months ended June 30, 2006.


NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended December 31, 2005, the Company granted to its employees options to purchase an aggregate of 3,262,000 shares of common stock at $0.72 per share. The options vested through December 31, 2006, and were originally scheduled to expire in June 2015. All options were cancelled in connection with the June 2007 restructuring.

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE I - STOCK OPTIONS AND WARRANTS (Cont.)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                                        Number of        Weighted Average
                                          Shares          Price Per Share
                                        ---------        ----------------
Outstanding at January 1, 2007          3,559,780                $   0.13
   Granted                                      -                       -
   Exercised                            (750,000)                    0.01
   Canceled or expired                (2,809,780)                    0.16

Outstanding at June 30, 2007                    -                $      -
                                        =========                ========

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

                                  KNOBIAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE G - SIGNIFICANT RISKS AND UNCERTAINTIES (Cont.)

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

NOTE H - DEBT RESTRUCTURING

On June 6, 2007, the Company completed its debt and equity restructuring with CAMOFI Master LDC ("CAMOFI") and other principal creditors. Pursuant to the restructuring, outstanding indebtedness, accrued interest and penalties in the aggregate amount of approximately $4.6 million were converted into 463,810 shares of Series B. In addition, the Company entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%.

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulleting No. 26, "Accounting for the Early Extinguishment of Debt," and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,290, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a net loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a gain on extinguishment of a part of the debt totaling $41,333) related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date an

The Company converted two existing notes payable into term loans with payouts of four years. The first was a note payable to a bank in the principal amount of $170,000 with accrued interest of $14,269. The accrued interest was added to the principal balance and the Company will repay this loan in equal installments over 48 months plus interest. The second note payable converted had a principal balance of $50,000 plus accrued interest of $12,995 which was converted into a term loan with a stated interest of 0% but imputed interest of 6%.

Series A Preferred stock was amended in the restructuring. The primary change was to eliminate dividends which had been previously required.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006.

The following table shows the consolidated statements of revenues for the six months ended June 30, 2007 and 2006:


                             For the Six Months Ended
                                    June 30,
                            ----------------------------
                                 2007          2006         $ CHANGE    % CHANGE
                             (unaudited)     (unaudited)
                             -----------    -----------     ----------  --------
Revenue
 Subscriptions               $   837,662   $1,003,176     $ (165,514)      -16%
 Information provisioning        201,980      123,996         77,984        63%
                             -----------    -----------
   Total revenue               1,039,642    1,127,172        (87,530)       -8%

Operating Expenses
 Product related costs         1,206,333    1,117,370         88,963         8%
 Selling, general and
  administrative                 671,367      752,603        (81,236)       -11%
 Restructuring expenses          445,664            -        445,664          -
 Depreciation and
  amortization                    26,639       30,026         (3,387)       -11%
 Other general and
  administrative
Total expenses                 2,350,003    1,899,999        450,004         24%

Loss from operations         (1,310,361)    (772,827)       (537,534)       70%

 Interest, net               (1,490,541)    (391,038)     (1,099,503)      281%
 Loss on early extinguishment
    of debt                  (5,049,052)           -      (5,049,052)        -

   Net loss                 $(7,851,754) $(1,163,865)     (6,687,889)      575%


Subscription revenues decreased 16% or $166,000 due to certain of our customers ceasing their business operations and decreases in certain of our customers employees focused in areas which utilize our products. Information provisioning continues to increase as our revenue from press releases continue to be a focus of our current marketing plan.

Product related costs have increased slightly by 8% or $89,000 due to reallocation of personnel from administrative cost centers to research costs centers. This reallocation is also reflected in the selling, general and administrative expense decrease of $81,236.

Restructuring   expenses  of  $445,664  relate  directly  to  the  restructuring completed in June 2007 and are not expected to recur.

Interest expense has increased by $1,100,000. The increase in interest expense was related to the amortization of the beneficial conversion feature totaling $21,250, penalties converted to Series B Preferred stock totaling $198,000 and additional interest expense related to the issuance of 37,710 shares in the restructure which (based on the estimated fair value of the underlying shares of common stock) have been valued at approximately $791,000 and construed as interest in the financial statements.

QUARTER ENDED JUNE 30, 2007 COMPARED TO QUARTER ENDED JUNE 30, 2006.

The following table shows the consolidated statements of revenues for the quarters ended June 30, 2007 and 2006:

                             For the Three Months Ended
                                    March 31,
                            ----------------------------
                                 2007          2006         $ CHANGE    % CHANGE
                             (unaudited)     (unaudited)
                             -----------    -----------     ----------  --------
Revenue
 Subscriptions               $   385,879   $  499,215     $ (113,336)       -23%
 Information provisioning        104,309       70,103         34,206         49%
                             -----------    -----------
   Total revenue                 490,188      569,318        (79,130)       -14%

Operating Expenses
 Product related costs           609,339      561,443         47,896          9%
 Selling, general and
  administrative                 339,266      378,906        (39,640)       -10%
 Restructuring expenses          445,664            -       (445,664)         -
 Depreciation and
  amortization                    12,678       15,238          2,560         17%
 Other general and
  administrative
Total expenses                 1,406,947      955,587        451,360         47%

Loss from operations           (916,759)    (386,269)       (530,490)       137%

 Interest, net               (1,402,600)    (206,040)     (1,196,560)       581%
 Loss on early extinguishment
    of debt                  (5,049,052)           -      (5,049,052)         -

   Net loss                 $(7,370,211) $  (592,309)     (6,777,902)     1,144%


Subscription revenues decreased 23% or $113,000 due to certain of our customers ceasing their business operations and decreases in certain of our customers employees focused in areas which utilize our products. Information provisioning continues to increase as our revenue from press releases continue to be a focus of our current marketing plan.

Product related costs have increased slightly by 9% or $48,000 due to reallocation of personnel from administrative cost centers to research costs centers. This reallocation is also reflected in the selling, general and administrative expense variance. This re-allocation is also reflected in selling, general and administrative expense decrease of $40,000.

Restructuring   expenses  of  $335,664  relate  directly  to  the  restructuring completed in June 2007 and are not expected to recur.

Interest expense has increased by $1.2 million. Even with the amortization of beneficial conversion features, warrants, and debt issue costs associated with our senior subordinated notes which were $129,120 for the three months ended June 30, 2007, we experienced drastic increases in interest expense due to default interest and penalties charged by the converting debt holders in our restructuring of $447,000. Also, the lead investor was compensated with an additional 37,710 shares in the restructure which (due to conversion features) have been valued at approximately $791,000 and construed as interest in the financial statements. Finally, we began to amortize the beneficial conversion features of our new indebtedness for $21,250.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash of $333,439 and had working capital of $34,000. The Company is working diligently to find a lender for the additional $1.47 million of senior secured notes which are currently being marketed to certain strategic investors.

In the near term, we expect to provide for our liquidity needs through operations and completion of our offering of senior secured notes. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings.

For the six months ended June 30, 2007, net cash used by operations was $1,067,000. The primary funding of our operations was in debt primarily connected with our restructuring of $1,530,000. By comparison, for the six months ended June 30, 2006, our net cash used in operating activities was approximately $438,000 funded by $355,000 received from the issuance of debt.

The purchases of fixed assets during the six months ended June 30, 2007, and 2006, were $7,000 and $30,000, respectively.

The following is a description of certain transactions that were entered into during 2006 and 2007 to help provide funds for ongoing operations:

o Beginning in June 2005, we obtained advances from Bushido Capital Master Fund, L.P. which totaled $2,240,000 through June 30, 2007. These advances were later reclassified as loans which were convertible into equity upon execution of our next level of fund-raising. These loans bear interest at 8% per annum.

     o On June 6, 2007, we completed our debt and equity restructuring with CAMOFI Master LDC ("CAMOFI") and other principal creditors. As a part of the restructuring, we entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%. A portion of this money was used to retire $200,000 principal balance of the formerly outstanding notes payable. The holder of this note agreed to forego all accrued interest.

On June 6, 2007, we completed its debt and equity restructuring with CAMOFI Master LDC ("CAMOFI") and other principal creditors. Pursuant to the restructuring, outstanding indebtedness, accrued interest and penalties in the aggregate amount of approximately $4.6 million were converted into 463,810 shares of Series B. In addition, we entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%.

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulleting No. 26, "Accounting for the Early Extinguishment of Debt," and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,290, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a again on conversion of one party which resulted in a gain of $41,333) related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date

We converted two existing notes payable into term loans with payouts of four years. The first was a note payable to a bank in the principal amount of $170,000 with accrued interest of $14,269. The accrued interest was added to the principal balance and we will repay this loan in equal installments over 48 months plus interest. The second note payable converted had a principal balance of $50,000 plus accrued interest of $12,995 which was converted into a term loan with a stated interest of 0% but imputed interest of 6%.

Series A Preferred stock was amended in the restructuring. The primary change was to eliminate dividends which had been previously required.

As part of the capital restructuring, each of the two largest holders of the new Series B have designated one of our directors and a majority in interest of the holders of the secured notes will have the right to designate two directors. Upon completion of the restructuring, all of our directors, other than E. Key Ramsey, tendered their resignations and John Gross was appointed to fill one of the vacancies on our Board of Directors.

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

BENEFICIAL CONVERSION FEATURE

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note F). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments. We record the corresponding unamortized debt discount related to the BCF as interest expense over the term of the loan.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, the Company issued an aggregate of 59,749,434 options to its CEO. The options vest through December 2010 and expire June 2017.

During the quarter ended June 30, 2007, the Company issued a convertible note payable in the amount of $1,530,000. The note is convertible into 245,980,707 shares of the Company's common stock, accrues interest at the prime rate plus 2.75% and matures in June 2010..

During the quarter ended June 30, 2007, the Company issued an aggregate of 463,810 shares of Series B Preferred Stock in connection with the conversion of debt, accrued interest and penalties.

During the quarter ended June 30, 2007, the Company issued an aggregate of 37,710 shares of Series B Preferred Stock as compensation to certain debt holders for conversion into shares of common stock.

During the quarter ended June 30, 2007, the Company issued an aggregate of 16,000 shares of Series B Preferred Stock as severance payment to a former employee..

The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued buy unpaid dividends and divided by
(iii) $0.0143.


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

                                  KNOBIAS, INC.



Date:  August 20, 2007      By: /s/ STEVEN B.LORD
                                     ---------------------------------------
                                  Steven B. Lord
                                  President, Chief Executive Officer (Principal Executive Officer)



                                  By: /s/ SUSAN R. WALKER
                                     ---------------------------------------
                                 Susan R. Walker
                                 Chief Financial Officer
                                 (Principal Accounting Officer and Principal
                                 Financial Officer)