Form 10QSB
period 2007-09-30
KNOBIAS, INC.
filed 2007-11-16
CIK 1161979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

Commission file number 000-33315

KNOBIAS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3968990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

875 NORTHPARK DRIVE

                BUILDING 2, SUITE 500

RIDGELAND, MISSISSIPPI 39157

(Address of principal executive offices) (zip code)

(601) 978-3399

(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on November 16, 2007, was 530,389 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

KNOBIAS, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDING

SEPTEMBER 30, 2007

KNOBIAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2007
Assets
Current assets:
Cash	$73,911
Accounts receivable, net	126,167
Prepaid expenses	34,586

Total current assets	234,664

Property, equipment, net	120,776
Other assets	4,612

Total assets	$360,052

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$177,054
Accrued liabilities	234,096
Current portion of long-term debt	60,718

Total current liabilities	471,868

Long-term debt	311,409
Stockholders' deficit:
Series A.Preferred stock, $0.01 par value; 5,000,000 shares authorized; 541,666 outstanding at September 30, 2007	650,000
Series B Convertible Preferred stock, $10 stated value, 600,000 shares authorized, 517,520 shares outstanding at September 30, 2007(liquidation preference of $5,692,720)	10,857,071
Common Stock, $0.01 par value; 95,000,000 shares authorized; 530,389 shares outstanding	5,304
Additional paid-in capital	13,025,768
Accumulated deficit	(24,961,368)

Total stockholders' deficit	(423,225)

Total liabilities and stockholders' deficit	$360,052

See accompanying notes to unaudited condensed consolidated financial statements.

KNOBIAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE
Subscription revenues	$403,390	$431,777	$1,241,052	$1,434,953
Information provisioning	79,129	143,250	281,109	267,246

Total revenue	482,519	575,027	1,522,161	1,702,199

OPERATING EXPENSES
Product related costs	543,747	609,801	1,750,080	1,727,171
Selling, general and administrative	352,461	268,746	1,023,828	1,021,349
Restructuring expenses	—	—	445,664	—
Depreciation and amortization	11,626	15,277	38,265	45,303
Total expenses	907,834	893,824	3,257,837	2,793,823

Loss from operations	(425,315)	(318,797)	(1,735,676)	(1,091,624)

OTHER INCOME (expense)
Loss on early extinguishment of debt, net	—	—	(5,049,052)	—
Interest, net	(161,684)	(204,164)	(1,652,225)	(595,202)

NET LOSS	$(586,999)	$(522,961)	$(8,436,953)	$(1,686,826)

Loss per share (basic and fully diluted)	$(1.11)	$(1.03)	$(16.01)	$(3.32)

weighted average number of shares outstanding (basic and diluted)	530,389	507,665	527,125	507,665

See accompanying notes to unaudited condensed consolidated financial statements.

KNOBIAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(8,436,953)	$(1,686,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,265	45,303
Loss on early extinguishment of debt, net	5,049,052	—
Estimated fair value of stock issued for employee services	335,665	—
Stock issued for services	791,119	—
Provision for bad debts	45,000	—
Amortization of debt issuance costs and imputed interest	149,975	383,240
Stock based compensation costs	58,887	198,000
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(94,243)
Prepaid expenses	(18,232)	13,814
Other assets	3,559	(200)
Accounts payable and accrued liabilities	538,792	11,896
Net cash used in operating activities	(1,446,112)	(1,129,016)

Cash flows from investing activities:
Capital expenditures	(12,230)	(33,708)
Net cash used in investing activities	(12,230)	(33,708)

Cash flows from financing activities:
Repayment of notes payable	(228,002)	(227)
Proceeds from notes payable	1,730,000	1,072,743
Net cash provided by financing activities	1,501,998	1,072,516

Net change in cash	43,656	(90,208)

Cash, beginning of period	30,255	103,095

Cash, end of period	$73,911	$12,887

Supplemental disclosure of cash flow information
Cash transactions:
Cash paid for interest	$429	$442
Income taxes	—	—

Non-cash investing and financing activities:

Conversion of preferred stock to common stock	500,000	—
Beneficial conversion features of new indebtedness	1,680,000	—
Conversion of debt to preferred stock	3,665,000	—
Conversion of accrued interest to debt	27,264	—
Conversion of accrued interest and penalties to Series B preferred stock	973,103	—
Conversion of warrants to common stock	6,057

See accompanying notes to unaudited condensed consolidated financial statements.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE A – MANAGEMENT’S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Knobias, Inc. (the “Company” or “Knobias”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the consolidated financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

The Company was formed in November 2004, under the laws of the State of Delaware pursuant to the Delaware General Corporation Law (“DGCL”). On November 15, 2004, Consolidated Travel Systems, Inc. (“COVSA”) acquired all the outstanding stock of Knobias Holdings, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias Holdings, Inc. with Knobias Holdings, Inc. considered the acquirer (reverse acquisition). Upon completion of the transaction, the entity was renamed Knobias, Inc. reflecting the exchange of equity interests with COVSA.

The Company’s primary subsidiary Knobias.com, LLC (formerly Penny PI, LLC) was formed on September 4, 1998, under the laws of the State of Mississippi pursuant to the Mississippi Limited Liability Company Act. Penny PI, LLC was organized to design and implement an Internet website for the provision of subscriber based information and investigative services relating to over-the-counter bulletin board companies, commonly referred to as “penny stocks.”

Knobias consolidates, maintains and markets data from the world’s largest electronic database of historical and real-time information covering thousands of Outside Market companies. Outside Market companies include those companies that trade publicly “over-the-counter” in such markets as the Over-the-Counter Bulletin Board(TM), the Pink Sheets(TM), and the NASDAQ SmallCap Market (TM), as well as entrepreneurial private companies. The Company’s database development and marketing efforts are focused toward servicing institutional customers rather than retail investors. The Company has developed a new website under the Knobias.com name, and discontinued supporting the original Penny PI website. Management of the Company believes that Knobias is the first and largest unbiased resource for Outside Market intelligence.

The accompanying condensed consolidated financial statements include the accounts of Knobias, Inc. and its wholly-owned subsidiary, Knobias.com, LLC. All intercompany balances and transactions have been eliminated in consolidation. Knobias Holdings, Inc. and Kollage, LLC are inactive subsidiaries of the Company.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE B - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION (cont.)

On November 16, 2007, the Company effected a 1 for 100 reverse stock split. The effects of this split have been reflected retroactively in the accompanying condensed consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2006, the Company incurred a loss of $2,260,259 ($586,999 and $8,436,953 for the three and nine months ended September 30, 2007, respectively). In addition, the Company has a working capital deficit of $237,204 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company entered into a restructuring agreement in June 2007 (the “Agreement”) which provided it with $1,680,000 received during the period from February to September 2007 from the proceeds of senior secured convertible debt. The Agreement also provides for the raise of an additional $1,320,000 of senior secured convertible debt before the end of 2007 (See Note F.). An additional $440,000 was received subsequent to September 30, 2007 (See Note I). The Company is also actively marketing its products in order to increase its customer base and revenues. There can be no assurance the Company will be successful in its effort to secure additional financing or to obtain additional subscribers.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification.

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

The Company records an estimate for its uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company’s policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Because of this policy and diligent monitoring of past due accounts, the Company has had a limited number of accounts which have become uncollectible once their service has been established. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at September 30, 2007, is approximately $92,000.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of property and equipment, and website and data development costs, whenever events and circumstances indicate a potential impairment. If indicators of impairment are present, and the undiscounted cash flows to be derived from the use and eventual disposal of the related assets are not expected to be sufficient to recover the asset’s carrying amount, impairment loss is charged to operations in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value of such asset, as determined based upon the related discounted cash flows.

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months’ revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($64,359 at September 30, 2007) and is included in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2007.

Revenue Recognition

For revenue from services, the Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash with credit quality institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company’s customers are concentrated in the investment sector and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

The Company has four customers with cumulative balances aggregating approximately 77% of accounts receivable at September 30, 2007. The Company had three and one customer(s) which represented 33% and 13% of its revenues for the three and nine months ended September 30, 2007, respectively. The Company had two vendors which accounted for 71% of its accounts payable at September 30, 2007.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies” relating to SFAS 123(R).

The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the periods ended September 30, 2007 and 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the periods ended September 30, 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated weighted average forfeiture rate for the period ended September 30, 2007, of approximately 15% was based on historical forfeiture experience and estimated future forfeitures.

Description of Employee Stock Option Plan

The Company’s employee stock option plan provides for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of September 30, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and all shares are available for future issuances. In connection with the restructuring during June 2007, all option agreements were cancelled. No options under this plan are outstanding at September 30, 2007.

Executive Options

In connection with the restructuring, the Company’s new CEO received options contingent upon time of service and performance. The total number of options consists of options based on tenure totaling 298,390 shares which vest over the three years ending June 30, 2010. The total number of options based on performance is 298,390 and vest from December 31, 2008 through December 31, 2010 based on certain performance benchmarks pre-determined by the board of directors and management. The Company has not recognized any compensation cost related to the performance based options, as the ultimate vesting is deemed to be unlikely.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The fair value of options granted was estimated using the following weighted-average assumptions:

Stock options:
Expected term (in years)	10
Expected volatility	114%
Risk-free interest rate	5.0%
Dividend yield	—

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity as of September 30, 2007, and changes during the nine months then ended, is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	26,381	$73.00
Options granted	596,780	$0.62	10
Options exercised	—	—
Options cancelled or expired	(26,381)	$73.00
Options outstanding at September 30, 2007	596,780	$0.62	9.70	$525,000
Options vested and expected to vest as of September 30, 2007	257,983	$0.62	9.70	$227,000
Options exercisable at September 30, 2007	29,010	$0.62	9.70	$26,000

Upon the exercise of options, the Company issues new shares from its authorized shares. The weighted averages grant date fair value of options granted during 2007 was $2.38 per option.

As of September 30, 2007, there was approximately $550,000 of unrecognized compensation cost (not including approximately $610,000 related to performance based options) related to employee and director stock option compensation arrangements. The unrecognized cost is expected to be recognized on a straight-line basis over the next 2.67 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the periods ended September 30, 2007 and 2006, net of estimated forfeitures:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense included in:
Product related costs	—	—	44,000	132,000
SG & A	50,304	58,887	22,000	66,000
Total	$50,304	$58,887	$66,000	$198,000

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27,”Application of EITF Issue No. 98-5 To Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense over the term of the loan.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 6,872,049 and 151,672 as of September 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value that are currently required to be measured at historical costs SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied retroactively. Adoption of SFAS 159 is optional. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalities, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this standard beginning January 1, 2007. Management believes that the adoption of FIN 48 had no material impact on the financial statements.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE E - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and senior secured debt at September 30, 2007, consists of the followings:

Note payable, due in 48 equal consecutive monthly payments of $1,479) through May 2011, 0% stated interest rate, 6% imputed interest rate	$65,083
Imputed interest not yet earned	(6,780)
58,303
Note payable to a bank, interest at prime plus 1% (8.75% at September 30, 2007), maturing on May 1, 2011, due in monthly installments of $3,839 plus interest	165,074

Senior secured convertible notes, due June 6, 2010, interest at prime plus 2.75% per annum (10.5% at September 30, 2007), interest payable monthly, convertible at $0.062 per share	1,680,000
Discount for beneficial conversion feature (net of accumulated amortization of $148,750)	(1,531,250)
148,750
Total	372,127
Less: current portion of long-term debt	(60,718)
Long-term debt	$311,409

In connection with issuance of the senior secured convertible notes, the Company recognized an embedded beneficial conversion feature (“BCF”). $1,680,000 was recorded as a discount attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF will be amortized through the debts’ various maturity dates from June 2010 through September 2010, as interest expense.

NOTE F - STOCKHOLDER’S EQUITY

The Company is authorized to issue 95,000,000 shares of its common stock and has 530,389 shares outstanding at September 30, 2007. Holders of the Class A common stock are entitled to one vote per share.

Series A Preferred Stock

In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock for $1.20 per share. The terms of the Series A Preferred Stock were amended with the issuance of Series B Preferred Stock in June 2007. Series A Preferred Stock will rank junior to all other series of preferred stock created and issued from time to time. There will be no stated dividend provided for holders of Series A Preferred Stock. After payment of any liquidation preference to the holders of preferred stock that rank senior to the Series

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE F - STOCKHOLDER’S EQUITY (Cont.)

A Preferred Stock, the remaining assets will be distributed ratably to the holders of common stock, Series A Preferred Stock and any other series of participating preferred stock on an “as converted” basis up to a maximum of $1.20 per share of Series A Preferred Stock. At any time, the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.

In February 2007, one of the Company’s preferred stock shareholders converted all of their 416,667 Series A Preferred shares with a recorded value of $500,000 into 16,667 shares of the Company’s common stock.

Series B Convertible Preferred Stock

The Company has authorized 600,000 shares of Series B Convertible Preferred Stock (“Series B”) with a stated value of $10 share (the “Stated Value). Series B ranks senior to the common stock, Series A Preferred Stock, and to all other classes of equity which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as and when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends. After payment of this preference, remaining assets will be distributed pro rata on an “as converted” basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and nonassessable shares of common stock. The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued buy unpaid dividends and divided by (iii) $1.43. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions.

As long as 125,000 shares of Series B are issued and outstanding, the holders of the majority of the then outstanding shares of Series B, voting exclusively and as a separate class to the exclusion of all other classes of the Company’s voting stock, will have the right to designate and elect two members of the board of directors. Otherwise, the holders of Series B and common stock will vote together and not as a separate class and on an “as converted” basis.

In connection with the Company’s debt restructuring (See Note H), the Company issued 463,810 shares of Series B for the conversion of a note payable approximating $4.6 million of principal, accrued interest and penalties and an aggregate of 37,710 shares of Series B as additional compensation for such conversion.

In June 2007, the Company issued 16,000 shares of Series B in connection with a severance payment to a former employee. The estimated fair value of the Series B shares was $335,665, based on the estimated fair value of the underlying common shares on the measurement date.

At September 30, 2007, the Series B shares were convertible into approximately 3,620,000 shares of common stock.

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE F - STOCKHOLDER’S EQUITY (Cont.)

Common Stock

During the three months ended March 31, 2007, the Company issued 6,058 shares of common stock in connection with the cashless exercise of 7,500 warrants and converted 416,667 shares of Series A Preferred Stock with a value of $500,000 into 16,667 shares of common stock.

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

All options outstanding as of January 1, 2007, were cancelled in connection with the June 2007 restructuring.

Warrants

During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 3,560 shares of restricted common stock in connection with additional debt agreements. The warrants were valued at $0 (based on the Black Scholes option pricing model), have an exercise price of $75.00 and $85.00 vested upon grant and expires in 2010. All outstanding warrants were cancelled in connection with the restructuring which occurred in June 2007 (See Note H.).

A summary of warrant activity as of September 30, 2007, and for the nine months then ended, is presented below:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	35,598	$13.00
Granted	—	—
Exercised	(7,500)	1.00
Canceled or expired	(28,098)	16.00
Outstanding at September 30, 2007	—	$—

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

The Company is heavily dependent upon its developed and purchased database, software and hardware products. As mentioned previously, the Company amortizes capitalized database and internal use software and depreciates purchased hardware and software on a straight-line basis over an estimated useful life of three to five years. Due to inherent technological changes in the computer hardware and software industry,

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE H - SIGNIFICANT RISKS AND UNCERTAINTIES (Cont.)

the period over which such items are being amortized and depreciated may be longer than its actual useful life. In the event that this fact becomes apparent, the amortization and depreciation will have to be accelerated.

The Company is also heavily dependent on other vendors to provide access to the information it markets through its website. Various contracts have been entered into, mostly for a term of one year or on a month-to-month basis for the provision of this information. The failure of these vendors to supply the information contracted for would have a severe adverse impact on the Company’s ability to provide future services to its customers.

Legal Proceedings

The Company is party to lawsuits and other claims that arise in the ordinary course of business. The lawsuits assert claims related to the general business activities of the Company. The cases are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. While management believes that the final resolution of pending legal proceedings will not have a material impact on the Company’s financial position or results of operations, the final resolution of such proceedings could have a material adverse effect on the Company’s financial position or results of operations.

NOTE I – DEBT RESTRUCTURING

On June 6, 2007, the Company completed its debt and equity restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. Pursuant to the restructuring, outstanding indebtedness, accrued interest and penalties in the aggregate amount of approximately $4.6 million were converted into 463,810 shares of Series B. In addition, the Company entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%.

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulleting No. 26, “Accounting for the Early Extinguishment of Debt,” and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,290, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a net loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a gain on extinguishment of a part of the debt totaling $43,133) related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date and was recorded as interest expense in the accompanying consolidated statements of operations.

The Company converted two existing notes payable into term loans with payouts of four years. The first was a note payable to a bank in the principal amount of $170,000 with accrued interest of $14,269. The accrued interest was added to the principal balance and the Company will repay this loan in equal installments over 48 months plus interest. The second note payable converted had a principal balance of

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

NOTE I – DEBT RESTRUCTURING (Cont.)

$50,000 plus accrued interest of $12,995 which was converted into a term loan with a stated interest of 0% but imputed interest of 6%.

Series A Preferred stock was amended in the restructuring. The primary change was to eliminate dividends which had been previously required.

NOTE J – SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received an additional $140,000 from CAMOFI as an advance on the second portion of the financing connected with the restructuring. Also, a second investor advanced $300,000 as a convertible note to the Company. The advances received to date leave a remaining $880,000 to be received under the restructuring agreement. All amounts received subsequent to September 30, 2007, were received under substantially the same conditions as the prior amounts received under the June 2007 restructuring. Therefore, a discount related to a beneficial conversion feature has been recorded for the full amount of the debt and will be amortized over the two year term of each note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 under “Risk Factors,” included but not limited to “Recent Losses,” “Dependence on Key Personnel,” “Customers,” “Unpredictable Revenue Patterns,” “Competition,” “Need for Additional Funding,” “Internal Controls,” “Control by Executive Officers and Directors,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSES SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A

“GOING CONCERN”

The report of independent registered public accounting firm on our December 31, 2006 financial statements included in our Annual Report states that based on our recurring losses and our working capital deficit at December 31, 2006, among other factors, raises substantial doubt about our ability to continue as a going concern. If we are unable to develop our business, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

The following table shows the consolidated statements of revenues for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007 (unaudited)	2006 (unaudited)	$ Change	% Change

REVENUE
Subscription revenues	$1,241,052	$1,434,953	$(193,901)	-14%
Information provisioning	281,109	267,246	13,863	5%

Total revenue	1,522,161	1,702,199	(180,038)	-11%

OPERATING EXPENSES
Product related costs	1,750,080	1,727,171	22,909	1%
Selling, general and administrative	1,023,828	1,021,349	2,479	0%
Restructuring expenses	445,664	—	445,664	—
Depreciation and amortization	38,265	45,303	(7,038)	-16%

Total expenses	3,257,837	2,793,823	464,014	17%
			—
Loss from operations	(1,735,676)	(1,091,624)	(644,052)	59%

Interest, net	(1,652,225)	(595,202)	(1,057,023)	178%
Loss on early extinguishment of debt	(5,049,052)	—	(5,049,052)	—

Net loss	$(8,436,953)	$(1,686,826)	$(6,750,127)	400%

Revenues decreased 11% or approximately $180,000 due to certain of our customers ceasing their business operations and decreases in certain of our customers’ employees focused in areas which utilize our products.

Restructuring expenses of $445,664 relate directly to the restructuring completed in June 2007 and are not expected to recur.

Depreciation and amortization expense decreased 16% due to aging of our assets and use beyond the depreciation recovery period.

Interest expense has increased by $1 million. During the nine months ended September 30, 2006, we amortized $386,000 related to beneficial conversion features and debt discounts for debt incurred in 2004. In contrast, during the nine months ended September 30, 2007, we amortized $148,750 related to beneficial conversion features in connection with our indebtedness incurred during the June 2007 restructure. We also experienced drastic increase in interest expense during 2007, due to default interest and penalties charged by the converting debt holders prior to our restructuring of $446,664. Also, the lead investor was compensated with an additional 37,710 shares of Series B in the restructure which (based on the estimated fair value of the underlying shares of common stock) have been valued at approximately $791,000 and recorded as interest in the financial statements. Remaining interest during both years varied only due to changes in our principal amount of indebtedness ($3.7 million at September 30, 2006, and $1.9 million at September 30, 2007).

Loss on early extinguishment of debt of approximately $5 million is a direct result of the restructuring completed in June 2007 and is not expected to recur.

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2006.

The following table shows the consolidated statements of revenues for the quarters ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007 (unaudited)	2006 (unaudited)	$ Change	% Change

REVENUE:
Subscription revenues	$403,390	$431,777	$(28,387)	-7%
Information provisioning	79,129	143,250	(64,121)	-45%

Total revenue	482,519	575,027	(92,508)	-16%

OPERATING EXPENSES
Product related costs	543,747	609,801	(66,054)	-11%
Selling, general and administrative	352,461	268,746	83,715	31%
Depreciation and amortization	11,626	15,277	(3,651)	-24%

Total expenses	907,834	893,824	14,010	2%
			—
Loss from operations	(425,315)	(318,797)	(106,518)	33%

Interest, net	(161,684)	(204,164)	42,480	-21%
Loss on early extinguishment of debt	—	—	—	—

Net loss	$(586,999)	$(522,961)	$(64,038)	12%

Information provisioning has decreased due to the substantial decline in a service provided to clients who use our services to disseminate information to our body of customers. These customers normally subscribed to this service on a three month contract and many of these contracts terminated in the summer of 2006. Revenue related to this revenue source decreased approximately $28,000. Also, we had a significant decrease in the amount billed for press releases which accounted for the remainder of the total decrease.

Product related costs have decreased slightly by 11% or $66,054 due to certain decreases in personnel and decreases in recurring product costs primarily related to changes brought about by the restructuring in June 2007.

Selling, general, and administrative costs have increased $83,715 (31%). These costs were increased due to non-cash expenses from expensing the value of management options totaling $50,304 during the quarter ended September 30, 2007. Also, our new Chief Executive Officer was hired effective June 2007 but our former CEO was still on our payroll through August 2007. The overlap in these salary expenses accounted for remainder of this increase.

Interest expense has decreased by $42,480 (21%). This change is due to changes in the principal amounts of our indebtedness ($3.7 million at September 30, 2006, and $1.9 million at September 30, 2007).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash of $74,000 and had a deficit in working capital of $237,000. The Company is working diligently to find a lender for the additional $880,000 of senior secured notes which are currently being marketed to certain strategic investors.

In the near term, we expect to provide for our liquidity needs through operations and completion of our offering of senior secured notes. Further capitalization is, however, necessary for the expansion of our product lines and continuous upgrading of our product offerings.

For the nine months ended September 30, 2007, net cash used in operations was $1,446,112. The primary funding of our operations was debt connected with our restructuring of $1,680,000 and additional debt related funding of $50,000. By comparison, for the nine months ended September 30, 2006, our net cash used in operating activities was approximately $1,129,000 funded by $1,073,000 received from the issuance of debt.

The purchases of fixed assets during the nine months ended September 30, 2007, and 2006, were $12,000 and $34,000, respectively.

The following is a description of certain transactions that were entered into during, 2006 and 2007 to help provide funds for ongoing operations:

o     Beginning in June 2005 and through January 2007, we obtained advances from Bushido Capital Master Fund, L.P. which totaled $2,240,000. These advances were later reclassified as loans which were convertible into equity upon execution of our next level of fund-raising. These loans had an interest rate of 8% per annum.

o     On June 6, 2007, we completed our debt and equity restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. As a part of the restructuring, we entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%. A portion of this money was used to retire $200,000 principal balance of the formerly outstanding notes payable. The holder of this note agreed to forego all accrued interest. An additional $150,000 was received from CAMOFI in September 2007.

Pursuant to the restructuring, outstanding indebtedness, accrued interest and penalties in the aggregate amount of approximately $4.6 million were converted into 463,810 shares of Series B. In addition, we entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%. CAMOFI purchased an additional $150,000 of senior secured convertible notes in September 2007 under the same terms.

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulleting No. 26, “Accounting for the Early Extinguishment of Debt,” and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,290, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a again on conversion of one party which resulted in a gain of $43,133) related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date and was recorded as interest expense in the accompanying consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet. There were no significant changes in critical accounting policies or estimates from those at December 31, 2006.

RISK FACTORS

Our business and results of operations are affected by a wide variety of factors, as we discuss in Item 1A. “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we issued $150,000 of additional Senior Secured Convertible notes which are convertible at $6.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOBIAS, INC.

Date: November 16, 2007

By: /s/ STEVEN B.LORD
Steven B. Lord
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2007

By: /s/ SUSAN R. WALKER
Susan R. Walker
Chief Financial Officer
(Principal Accounting Officer) (Principal Financial Officer)