Form 10KSB
period 2007-12-31
KNOBIAS, INC.
filed 2008-04-16
CIK 1161979

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission file number 000-33315

KNOBIAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3968990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

415 Bedford Road
Pleasantville, New York	10570
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code (914) 449-6520

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2007 were $2,007,123.

As of March 31, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $323,537, based upon the average of the closing bid and ask prices on the Nasdaq Over-The-Counter Bulletin Board for that date.

The number of shares of Common Stock, $0.01 par value, outstanding on March 31, 2008, was 530,389 shares, held by approximately 117 stockholders.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

KNOBIAS, INC.
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words, “estimate,” “project,” “believe,” “anticipate” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB including, but not limited to, matters set forth in "Management's Discussion and Analysis and Results of Operation" under Item 6.

In this form 10-KSB references to "KNOBIAS", "the Company", "we," "us," and "our" refer to KNOBIAS, INC.

PART I

ITEM 1. BUSINESS

Overview

Knobias, Inc., through its indirect wholly owned subsidiaries Knobias Holdings and Knobias.com, LLC, is a provider of financial information and data primarily focused on small to nano-cap companies and private placements in public companies commonly referred to as PIPES. Knobias has developed and compiled financial databases, information systems, tools and products which track over 16,000 U.S. securities. We market our products and technically varied applications to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

Knobias, Inc. was formed on January 31, 1968 under the laws of the State of Delaware pursuant to the Delaware General Corporation Law and was formerly known as Consolidated Travel Systems, Inc. On November 15, 2004, Consolidated Travel Systems, Inc. acquired, through a reverse merger transaction, all the outstanding stock of Knobias Holdings, Inc., and then changed its name to Knobias, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias, Inc. with Knobias, Inc. considered the acquirer (reverse acquisition).
The Company's primary subsidiary Knobias.com, LLC was initially formed as Penny PI, LLC on September 4, 1998 and renamed in March 2000 under the laws of the State of Mississippi pursuant to the Mississippi Limited Liability Company Act. Penny PI, LLC was organized to design and implement an Internet website for the provision of subscriber based information and investigative services relating to over-the-counter bulletin board companies, commonly referred to as “penny stocks."

The Company has two other subsidiaries, Knobias Holdings, Inc. and Kollage, LLC, which are inactive.

On June 6, 2007, the Company consummated a capital restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. As part of the restructuring, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) to sell $3,000,000 of its senior secured convertible notes (the “Convertible Notes”). On June 6, 2007, CAMOFI purchased $1.53 million of the Convertible Notes and subsequently purchased, through December 31, 2007 along with another investor, an additional $700,563 of Convertible Notes. The Convertible Notes are due on June 6, 2010, and require that the Company (i) commencing on August 1, 2007, pay interest monthly in arrears at a rate equal to the prime rate plus 2.75% per annum, (ii) at the option of the holder, and until the Convertible Note(s) of such holder is no longer outstanding, convert the Convertible Notes into shares of the Company’s common stock at a conversion price of $.622 per share, and (iii) on the first of each month following the anniversary of the initial issue date of the Convertible Notes to make monthly sinking fund payments in an amount equal to 1/36 of the principal amount of the then outstanding Convertible Notes plus any accrued and unpaid interest and late fees to the Convertible Note holders’ sinking fund account. With respect to the total Convertible Notes outstanding at December 31, 2007, commencing July 1, 2008, the Company is required to pay month sinking fund payments in the amount of $61,960. The Convertible Notes are secured by a first priority perfected security interest in all of the assets of the Company. In addition, the Company is obligated to prepare and file a Registration Statement with the Securities and Exchange Commission covering the resale of 125% of all the shares to be issued on conversion of the Convertible Notes within 120 days subsequent to the completion of the $3,000,000 sale of the Convertible Notes. At December 31, 2007 and to date, the Company has not been in compliance with its Convertible Note obligations to file a timely Registration Statement. In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company has requested that the majority principal Convertible Note holder grant the Company a waiver of its non-compliance and that the Securities Purchase Agreement and related Convertible Notes be amended respectively to increase the amount of Convertible Notes to be offered to provide for and assure the subscription to such increase or otherwise provide for the ongoing financing requirements of the Company. The Company is currently in discussions with its Convertible Note holders regarding a possible waiver of existing non-compliance.

In addition to the new financing, and pursuant to the restructuring: (i) outstanding indebtedness, accrued interest and penalties, in the aggregate amount of approximately $4.68 million, were converted into a new Series B Convertible Preferred Stock, (ii) remaining indebtedness of the Company, in the principal amount of approximately $250,000, was converted into 4-year subordinated loans, (iii) the terms of the Company's outstanding Series A Preferred Stock were amended to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) prior to the completion of the restructuring certain holders of the Series A Preferred Stock converted those shares into Common Stock, (v) certain holders of existing warrants and options of the Company agreed to cancel their outstanding warrants and options, and (vi) additional indebtedness in the principal amount of $200,000 was repaid.

In January 2008, the Company relocated its principal executive offices at 415 Bedford Road, Pleasantville, New York 10570. The telephone number of our headquarters is (914) 495-3100 and our Web site is www.knobias.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Corporate Strategy

Our goal is become a leading value added niche focused provider of comprehensive financial data and information servicing financial markets currently lacking such specialized services.

What We Do

We combine, maintain and market data, originating from our own database and the world’s largest electronic database of historical and real-time information, pertaining to companies that trade publicly in such markets as the New York Stock Exchange, the American Stock Exchange, the Over-the-Counter Bulletin Board™, Pink Sheets™, the NASDAQ Capital Market™ and equally important non-traded securities of both public and private companies. We are a market leader in news, data and information on public equities, with a particular niche in small to nano-cap stocks and PIPES (private placements in public equities); we believe that Knobias may be among the largest resources of unbiased market intelligence for these types of companies.

The multiple products we market originate from combined Knobias and third party databases which we provide to our customers via visually-efficient web & Windows-based platforms uniquely capable of disseminating, in a standard, or otherwise client customized format, third party databases, news feeds and other financial content with internally generated content and analysis to create value-added, cost-effective information solutions.

These product platforms, which are primarily sold to clients on either a subscription or enterprise basis, contain:

•	80+ real-time news feeds, including Knobias proprietary content;
•	Company fundamentals, including historical data, charts, financials, insiders and institutional holders, among others;
•	A full suite of analysis tools, including technical data;
•	A broad array of filters & screeners;
•	SEC filings with search & sort features;
•	Fully customizable email alerts;
•	Comprehensive market calendars;
•	State-of-the-art technology; and
•	Integrated transaction databases.

Product Highlights

•
Knobias+Plus: Our main desktop platform. Gives users comprehensive command of financial data, news and a large suite of due diligence tools. Contains RAIDAR, our streaming real-time news delivery product sourced from 80+ feeds, screeners, fundamental, calendars, technical’s, sort, search & filter information based on portfolio, sector, industry, set up email alerts among other tools and characteristics.

•
Morning+Plus: Our daily email service designed to give an institution’s clients a white-labeled information product. 15 distinct content modules combine with the client’s portfolios to provide a highly customized, information-packed resource.

•
PipeTRAC: Our proprietary database product tracking over 300 data points related to PIPE transactions and their participants. Complete transaction details, participant profiles (including law, investor relations and accounting firms), rankings, powerful analysis tools and PIPE-specific alerts. PipeTRAC is the most cost-effective solution available for financial professionals engaged in this niche.

•
SmallCap Sleepers: The cornerstone of our growing research effort, Sleepers is a comprehensive look at a single small cap stock unlikely to be well known on the Street. This product delivers timely independent small cap information to professional investors.

•	Issuer Services: Provide website, data and conference call hosting, press release distribution, and market awareness programs to public companies and their investor relations professionals.

•	Data: We customize data from our database for integration into client’s institutional platforms and web sites.

The Industry

The financial information services industry is a multi-billion dollar industry primarily dominated by a number of well known established companies with a vast number of other both large and small public and private companies providing array of comparable or otherwise niche focused information and data platforms. As others in our industry, we obtain a broad base of financial data and information from a number of other data base providers. Acquired data and information is compiled in our proprietary data base thereby enabling us to provide value added niche market products as well as products competitively priced to broader interested market participants.

Client Roster

Our clients, among others, include traders, brokers, hedge funds, investment banks and other financial institutions, research analysts, investor relations and public relations firms, individual investors, U.S. exchanges and ECN’s, web portals and financial web sites, content providers and others interested in the NASDAQ small-cap market and PIPES marketplace.

For the years ended December 31, 2007 and 2006, one client accounted for approximately 13% and 16% respectively, of our revenues. To the extent that we continue to have a heavily weighted sales concentration with one or more clients, the loss of any such client would have a material adverse effect on our earnings.

Competition

The market for financial information services is highly competitive, with hundreds of companies claiming to provide various services in the financial information services industry. In general, our competition is derived from two basic groups: broad-based information providers and companies that specialize in providing services to a focused market segment. Any number of companies in these groups has greater financial and marketing resources available then we do. Competitors in various aspects of our services include: Bloomberg LP, The Thomson Corporation, Dow Jones & Company, Inc., Reuters Group Plc, FactSet Research Systems, Inc., Sagient Research Systems, Inc., Briefing.com, TheFlyontheWall.com, and StreetAccount.com. Resulting from our technical capabilities, which enable clients flexible and ease of use of our services platforms, and our pricing strategy, we believe that we are able to effectively compete in our market space.

Employees

As of December 31, 2007, we had 25 employees, including one part-time employee. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

ITEM 1.A. RISK FACTORS

This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words, “estimate,” “project,” “believe,” “anticipate” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. As an investment in shares of our common stock is considered speculative, investors should carefully consider the risks described below before making an investment decision. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB including, but not limited to, matters set forth in "Management's Discussion and Analysis and Results of Operation" under Item 6.

Recent Losses. We sustained a net loss of approximately $9,900,000 (inclusive of approximately $5,000,000 relating to the loss on extinguishment of debt associated with the Company’s capital restructuring) for the year ended December 31, 2007 and a net loss of approximately $2,300,000 for the year ended December 31, 2006. These losses were due in part to a constraint on the Company’s resources which limited an effective sales effort. There can be no assurances that future sales efforts will be successful, that we will be profitable in the future or that we will be able to stay in business.

Need for Additional Funding to Continue as a Going Concern. In their report dated April 15, 2008, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2007, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our losses for the year ended December 31, 2007, our negative working capital and accumulated deficit as of December 31, 2007 and the non-complianceon the senior secured convertible notes in 2008, as described above. During the year, in conjunction with our capital restructuring, we obtained additional working capital from the sale to investors of $2,230,563 of our senior convertible notes which are due on June 6, 2010. Subsequent to December 31, 2007, the principal purchaser of our senior convertible notes has continued to provide short-term financing to us on a month-to-month, as-needed basis in support of our working capital needs. As of March 31, 2008, this additional financing was $515,704. We are currently in discussions with several potential investors to obtain financing for working capital purposes; however, there can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our business may be materially adversely affected and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

Litigation. During 2007, Knobias had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000 (inclusive of penalties of approximately $361,000), for failure to withhold an adequate amount from an employee employed by Knobias during 2006 in compliance with an order to withhold income for support. With regard to the New York State judgment, we are in the currently in the process of negotiating a settlement, especially with respect to the penalties involved, with the Workmen’s Compensation Board. As to the Illinois and related Mississippi judgments, we have appealed the Illinois judgment and are awaiting the decision of the Appellate Court of the State of Illinois. There can be no assurance that we will receive a favorable response to our appeal or otherwise be able to recover any amounts from our insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments or that we will be able to negotiate an acceptable settlement of the New York State judgment. Failure to receive a favorable ruling on our appeal in Illinois or otherwise lacking insurance coverage or failing to negotiate an acceptable settlement of both judgments could have a material adverse affect on our cash flows and business.

An Event of Default has Occurred Under the Securities Purchase Agreement, Secured Convertible Notes or Security Agreement, the Investors Could Take Possession of All Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, Intellectual Property and Equity Securities of Our Subsidiaries. In connection with the Securities Purchase Agreement entered into in June 2007, we executed a Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, intellectual property and equity securities in our subsidiaries. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Notes or Security Agreement, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Accordingly, there can be no assurance that we will be able to cure the default in a timely manner, without having a material adverse effect on our operations and ability to continue in business.

Need to Continually Enhance and Maintain Our Information Technology. The success of marketing our services and related products depends on our ability to have our technology currently supporting the product demands of our industry’s rapidly changing technologies and related client requirements. To the extent that we are unsuccessful in developing and marketing new products or product enhancements on a timely and or cost effective basis, our business may be significantly adversely affected.

Need to Grow and Sustain Subscriber Base. As a business, the viability of which is primarily dependent on revenue from subscribers, it is essential that our products and related support services meet the then current and continuing needs of our existing subscriber base and our marketing efforts to attract new clients. In the event we are unable to significantly increase and maintain a subscriber base at a level much larger than our current base, we may be unable to operate profitably and continue as an operating company without continued funding support.

Competition. The market for financial information services is extremely competitive and the barriers to entry are relatively low. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Many of our competitors have greater financial and marketing resources, broader and more varied databases and libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances and/or lower cost structures than we do. We compete on the quality and degree of comprehensive services which we provide to our clients. There can be no assurance that we will be able to continue to compete successfully with existing or future industry competitors.

Clients. A substantial portion of our revenue has been dependent on one or a limited concentration of clients. In particular, for the years ended December 31, 2007 and 2006, one client accounted for approximately 13% and 16%, respectively, of our revenues. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if this client or any other significant client significantly reduces the use of the services we provide the result of which would have a material adverse effect on our ability to continue as an operating company.

Dependence on Databases of Others. In order to effectively provide our proprietary online financial and information, we contract for and combine a variety of databases of other service providers with ours. Although we believe there are alternative sources to our existing suppliers, it is essential that we continue to access data and information from suppliers on favorable contract terms and that such data and information be accurate and delivered in a timely manner. Failure of our ability to successfully continue contractual relationships with our outside suppliers of data and information and or the failure of one or more of these suppliers to provide accurate and timely data and information could adversely affect our business.

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

The Internet Could Become Subject to Regulations that Affect our Business. Our business relies on the Internet and other electronic communications gateways the use of which we intend to expand. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business and financial condition.

The Adverse Affect of a Significant Economic Downturn or Changes in Financial Market Conditions. Deteriorating economic conditions and/or related or other reductions in spending by financial institutions, investment companies and related financial services organizations, such as asset managers, investment advisors, brokerage firms, banks, plan sponsors, hedge funds and others, could have a material adverse effect on our revenues and financial condition, as the demand for our services could be significantly reduced.

Risks Associated with Strategic Relationships or Acquisitions. An integral part of our growth strategy is evaluating and, from time to time, engaging in discussions regarding acquisitions and strategic relationships. No assurance can be given that suitable acquisitions or strategic relationships can be identified, financed and completed on acceptable terms, or that future acquisitions, if any, will be successful.

Risks Relating To Security or Other System Disruptions and Failures That Could Reduce the Attractiveness of Our Online Products. Although we have implemented various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions which could lead to interruptions, delays and/or loss of data. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website and business solutions have, in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, and could damage our reputation and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified.

Control of the Company by a Holder of Our Senior Secured Convertible Notes and Series B Preferred Stock (“Controlling Person” as Defined by the Securities and Exchange Commission). The principal holder of our Senior Convertible Notes is also a holder of our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and, as such, in the aggregate beneficially owns approximately 52.1% of the Company. This controlling interest effectively precludes other investors or stockholders from having any voice in our management. Accordingly, the controlling person will have the ability to determine substantially all matters submitted to our stockholders for approval, including: (i) election of our board of directors; (i) removal of any of our directors; (ii) amendment of our certificate of incorporation or bylaws (subject to certain rights of holders of our preferred stock); and (iii) adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us. In addition, sales of significant amounts of shares held by this controlling person could adversely affect the market price of our common stock, and the stock ownership position of this controlling person may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

It May Be Difficult For A Third Party to Acquire Us, and This Could Depress Our Stock Price. Delaware corporate law and our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of common stock. For example:

•
Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock;

•	There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	and

•	Our Bylaws establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

Our Common Stock is Subject to the "Penny Stock" Rules of the Securities and Exchange Commission, and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Common Stock Cumbersome and May Reduce the Value of an Investment in Our Common Stock. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

•	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	A toll-free telephone number for inquiries on disciplinary actions;

•	Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

•	Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

•	The bid and offer quotations for the penny stock;

•	The compensation of the broker-dealer and its salesperson in the transaction;

•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	Monthly account statements showing the market value of each penny stock held in the customer's account.

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

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board, Limiting the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.  Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of investors to buy or sell our stock.

Risks Related to the Reverse Split of Our Common Stock. Effective November 12, 2007, our Common Stock was reverse-split 1 share for every 100 shares. Implementation of the reverse stock split entails various risks and uncertainties, including but not limited to the following:

•
As a result of the reverse split, there can be no assurance that the market price per share of the Common Stock will increase in proportion to the reduction in the number of shares of the Common Stock outstanding before the reverse stock split. Accordingly, the total market capitalization of the Company may be lower than the total market capitalization before the reverse stock split, and if the market price of the Common Stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

•
There can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of the Common Stock may not necessarily improve.

•	The reduced number of shares outstanding after the reverse stock split could adversely affect the liquidity of the Common Stock.

•
Although the reverse stock split does not affect the rights of stockholders or any stockholder’s proportionate equity interest in the Company, subject to the treatment of fractional shares, the number of authorized shares of Common Stock has not been reduced. This significantly increases the ability of the Board of Directors to issue authorized and unissued shares without further stockholder action. The issuance in the future of such authorized shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the previously outstanding shares of Common Stock. At this time, we do not have any plans, proposals or arrangements to acquire any business or engage in any investment opportunity or otherwise to issue additional shares of our Common Stock, except with respect to the conversion of previously outstanding shares of preferred stock, , and the issuance of options to directors and executive officers. The effective increase in the number of authorized but unissued shares of Common Stock may be construed as having an anti-takeover effect by permitting the issuance of shares to purchasers who might oppose a hostile takeover bid or oppose any efforts to amend or repeal certain provisions of our Certificate of Incorporation or Bylaws. Management could issue additional shares of our Common Stock to resist or frustrate a proposed third-party transaction that would provide an above-market premium to stockholders and is favored by a majority of our stockholders.

We May Not Be Able to Obtain, on a Timely Basis, the Effectiveness of a Registration Statement Covering the Resale of Outstanding Shares or Shares to be Purchased Upon the Conversion of Convertible Securities. We are obligated to file with the Securities and Exchange Commission one or more registration statements covering the resale of the shares of common stock to be issued upon conversion of our Series B Preferred Stock and the shares of common stock issuable on the conversion of the Convertible Notes. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. We are currently in non-compliance for a failure to have required registration statements declared effective. There can be no assurance that when and if we file registration statements that such statements will be declared effective by the Securities and Exchange Commission or that any claim for liquidated damages can or will be mitigated without material adverse consequences for the Company which could prevent it from staying in business.

Internal Controls May Be Ineffective. Management has identified the following three material weaknesses, which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We had a significant number of audit adjustments during last two years. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure was due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

4. The Company did not effectively monitor access to or maintain effective controls over changes to, certain financial application programs and related data. This control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5. The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

6. The Company lacked continuity in its accounting and management personnel during 2007 as a result of the Company’s restructuring. Furthermore, the Company’s ability to adequately staff its accounting functions continues to be adversely impacted by its limited working capital.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. If we fail to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in our implementation, our business and operating results could be harmed, we could fail to meet its reporting obligations, and there could be a material adverse effect on the price of our stock.

Trends, Risks and Uncertainties. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy 7,576 square feet of leased facilities as our operations center, which includes offices, computer and communication equipment and maintenance areas, at Building 2, Suite 500, 875 North Park Drive, Ridgeland, Mississippi 39157. Monthly rental of the Mississippi space is $5,776. As of January 2, 2008, we have established a headquarters office of approximately 900 square feet of leased facilities in Suites 101 and 104 at 415 Bedford Road, Pleasantville, New York 10570. Monthly rental of the New York space is $2,538. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

During 2007, Knobias had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from an employee, employed by Knobias during 2006, in compliance with an order to withhold income for support. On obtaining knowledge of the status of the New York State judgment, current management initiated discussions with the New York State Workmen’s Compensation Board in an attempt to mitigate the amount of the judgment and, pursuant to those discussions, is in the process of providing the Workmen’s Compensation Board with additional information requested by it. As to the Illinois and related Mississippi judgments, we have appealed the Illinois judgment on a number of issues including (i) a conflict between Mississippi and Illinois law as to the maximum withholding permitted, (ii) excessive penalties under the circumstances giving rise to the judgment and (iii) other legal issues, and are awaiting the decision of the Appellate Court of the State of Illinois. As for the Illinois and Mississippi related judgment, on being advised of its status, current management gave notice of the judgment and presented a claim against the Company’s insurance policies to the Company’s various insurance carriers including the Company’s Directors and Officers Liability Insurance insurer. We have been advised by our insurers that their coverage is being denied on basis of either non-coverage under the policy or, as in the case of our Directors and Officers Liability policy, due to late notice. We are having our Directors and Officers policy as well as others further reviewed by counsel to ascertain whether or not our insurers’ denials are valid. While we believe that we may be able to mitigate the amount of the New York State judgment and have a satisfactory resolution of our appeal in the Illinois case, there can be no assurances of either occurring or the extent to which they might occur. Furthermore, in the event they do not occur, the outcome could have a material adverse affect on our cash flows and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As we previously disclosed to our stockholders, on June 6, 2007, we consummated a capital restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. As part of the restructuring, the Company entered into a Securities Purchase Agreement with CAMOFI (the “Securities Purchase Agreement”), pursuant to which CAMOFI purchased $1.53 million in senior secured convertible notes, due June 6, 2010. In addition to the new financing, and pursuant to the restructuring: (i) outstanding indebtedness, accrued interest and penalties, in the aggregate amount of approximately $4.6 million, were converted into the Series B Preferred Stock, (ii) remaining indebtedness of the Company, in the principal amount of approximately $250,000, was converted into 4-year subordinated loans, (iii) subject to stockholder approval, the terms of the Company's outstanding Series A Preferred Stock were amended with the consent of certain holders of the Series A Preferred Stock in order to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (iv) certain holders of the Series A Preferred Stock agreed to convert those shares into Common Stock, upon the effectiveness of the proposed reverse stock split, (v) certain holders of existing warrants and options of the Company agreed to cancel their outstanding warrants and options, and (vi) additional indebtedness in the principal amount of $200,000 was repaid.

Accordingly, at a Special Meeting of the Company’s stockholders held on October 15, 2007, the Stockholders voted to approve a proposal by the Board of Directors of the Company to adopt a Second Amended and Restated Certificate of Incorporation of the Company which, among other things, (a) amended the rights, preferences, privileges, terms and conditions of the Company’s outstanding shares of Series A Preferred Stock, par value $0.01 per share; (b) effected a 100-for-1 reverse stock split of the Common Stock, whereby, for every 100 shares of Common Stock then owned, each stockholder received one share of Common Stock; (c) permitted the stockholders to act by written consent in lieu of a meeting, as permitted by the Delaware General Corporation Law; and (d) eliminated the requirement that amendments to certain provisions of the Company’s Certificate of Incorporation and stockholder amendments to the Company’s Bylaws must be approved by holders of at least 80% of the voting power of the Company’s outstanding stock.

Pursuant to the Company’s Certificate of Incorporation and the provisions of the Delaware General Corporation law, the holders of Preferred Stock vote with the holders of the Common Stock together, and not as a separate class, and are entitled to vote on all matters submitted to the Stockholders. Each share of Common Stock entitles its holder to one vote on each matter submitted to the Stockholders. Each share of Series A Preferred Stock entitles its holder to such number of votes as is equal to the number of shares of Common Stock then issuable upon the conversion of the Series A Preferred Stock, which was four (4) shares of Common Stock. Pursuant to the Certificate of Designation of the Series B Preferred Stock, effective June 6, 2007, until November 9, 2007, , each share of Series B Preferred Stock entitles the holder to such number of Shares of Common Stock into which the Series B Preferred Stock is then convertible.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD Over-The-Counter Bulletin Board (the “OTC”) under the symbol KBAS (formerly KNBS). The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks. The following table sets forth for the periods indicated, on an adjusted basis for the Company’s 1-for-100 reverse split effected November 12, 2007, the high and low trade prices for our Common Stock as reported on the OTC for the periods indicated. The Quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. During 2007 and through February 2008, trading in our common stock has been thin and sporadic with long intervals been trades.

	High($)	Low ($)
2007
First Quarter	6.00	2.20
Second Quarter	3.00	1.60
Third Quarter	3.00	1.50
Fourth Quarter	1.89	1.00

2006
First Quarter	3.60	2.10
Second Quarter	4.41	3.10
Third Quarter	11.00	5.00
Fourth Quarter	8.50	5.00

The number of shares of Common Stock, $0.01 par value, outstanding on March 31, 2008, was 530,389 shares, held by approximately 542 stockholders.

There were no cash dividends declared or paid in the last two fiscal years. There are no restrictions on our ability to pay cash dividends currently or in the foreseeable future.

Equity Compensation Plan Information

Description of Plan: The Company has a 2004 Stock Incentive Plan (the “Incentive Plan”) which provides for the grant of options, as determined by management and the Board of Directors, to employees and directors of the Company to purchase shares of the Company’s common stock at the fair market value of such shares on the date of grant. The Incentive Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock. At December 31, 2007, options to purchase 404,741 shares of common stock were granted and outstanding pursuant to the Incentive Plan. Another 404,741 have been granted but are performance-based.

The following table sets forth information with respect to equity compensation plans of the Company as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights compensation plans	Number of securities remaining available for future issuance under equity (excluding securities reflected in column (a)
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by security holders	809,482	(1)	$.6222	4,190,518

Equity compensation plans not approved by security holders	None		n/a	None

Total	809,482		$.6222	4,190,518

(1)
Represents the right of the Company’s chief executive officer to have options granted to purchase shares of common stock granted under the Company’s 2004 Stock Incentive Plan, pursuant to employment agreement.

Description of Securities: The following summary descriptions of our capital stock and are qualified in their entirety by the provisions of our Second Amended and Restated Certificate of Incorporation dated November 9, 2007.

Our authorized capital stock of 100,000,000 shares include 95,000,000 shares of $.01 par value per share of Common Stock, and 5,000,000 shares of Preferred Stock of which the Company’s Board of Directors have authorized the designation of 2,000,000 shares as $.01 par value Series A Preferred Stock and 600,000 shares of $10 stated value Series B Convertible Preferred Stock. At March 31, 2008, 530,389 shares of Common Stock, 541,666 shares of Series A Preferred Stock and 517,520 shares of Series B Convertible Preferred Stock respectively, were outstanding.

Common Stock: Our Common Stock is subject to the express terms of the Preferred Stock and any series thereof. Each share of Common Stock is equal to each other share of Common Stock, Except as provided for in the Company’s Second Amended and Restated Certificate of Incorporation or in a Preferred Stock designation, holders of shares of Common Stock are entitled to one vote for each such share upon all questions presented to stockholders. In order to provide for a sufficient number of authorized but unissued shares of Common Stock to allow for the conversions related to the Company’s June 6, 2007 capital restructuring, on November 12, 2007, a reverse split of 100 to 1 of the Company’s Common Stock was effected whereby 53,038,942 shares of our previously issued and outstanding shares of Common Stock were reduced to 530,389 shares.

Preferred Stock: Our Board of Directors is authorized to provide for the issuance of shares of preferred stock in multiple series without the approval of stockholders. With respect to each series of preferred stock, the Board of Directors has the authority to fix the following terms:

•	The designation of the series;
•	The number of shares within the series;
•	Whether dividends are cumulative and, if cumulative, the dates from which dividends are cumulative;
•	The rate of any dividends, any conditions upon which dividends are payable, and the dates of payment of dividends;
•	Whether the shares are redeemable, the redemption price and the terms of redemption;
•	The amount payable for each share if we dissolve or liquidate;
•	Whether the shares are convertible or exchangeable, the price or rate of conversion or exchange, and the applicable terms and conditions;
•	Any restrictions on issuance of shares in the same series or any other series;
•	Voting rights applicable to the series of preferred stock; and
•	Any other rights, preferences or limitations of such series.

Rights with respect to shares of preferred stock will be subordinate to the rights of our general creditors. Shares of preferred stock that we issue will be fully paid and non-assessable, and will not be entitled to preemptive rights unless specified otherwise.

Series A Preferred Stock: Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation adopted on November 9, 2007, the rights, preferences, privileges, terms and conditions of the Company’s Series A Preferred Stock were amended to provide, among other things, an Amended and Restated Certificate of Designation of Series A Preferred Stock and the modifications to the rights, preferences and privileges of the Series A Preferred Stock effected thereby. The modifications of the terms and provisions of the Series A Preferred Stock are as follows:

•	The Series A Preferred Stock will rank junior to all other series of preferred stock created and issued from time to time;
•	No stated dividend is provided for with respect to the Series A Preferred Stock;
•
After the payment of any liquidation preference to the holders of preferred stock that rank senior to the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of Common Stock, Series A Preferred Stock and any other series of participating preferred stock on an “as converted” basis, up to a maximum distribution to the holders of Series A Preferred Stock of $1.20 per share of Series A Preferred Stock (the “Liquidation Value”).

•	At any time the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.
•
Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of Common Stock equal to the Liquidation Value divided by $.30 (the “Conversion Price”).

At the time of the execution of the Series A Amendment Agreement and Consent, in connection with our capital restructuring, two holders of a total of 291,666 shares of the Series A Preferred Stock elected to convert their shares of Series A Preferred Stock into shares of Common Stock, at the rate of 124.623 shares of Common Stock for every share of Series A Preferred Stock then issued and outstanding and two holders of a total of 250,000 shares of the Series A Preferred Stock did not acknowledge any such election.

Series B Convertible Preferred Stock: The Company is authorized to issue up to 600,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock ranks senior to the common stock, Series A Preferred Stock, and to all other classes of equity which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as and when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends. After payment of this preference, remaining assets will be distributed pro rata on an “as converted” basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and non-assessable shares of common stock. The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued unpaid dividends and divided by (iii) $1.43. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions.

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

At December 31, 2007, the Series B shares were convertible into approximately 3,620,000 shares of common stock.

Recent Sales and Issuance of Unregistered Securities

As part of the Company’s June 2007 capital restructuring, the Company sold, issued and or awarded, the following unregistered securities during 2007:

•
$2,230,563 of its senior secured convertible notes payable maturing in June 2010. The notes have an interest rate at the prime rate (as adjusts from time to time) plus 2.75%, and in the aggregate are convertible into 3,597,682 shares of Common Stock of the Company.

•	Shares of its Series B Preferred Stock with a stated value of $10.00 per share which are currently convertible into 3,619,028 shares of Common Stock of the Company.
•
404,741 options, which vest through December 2010 and expire in June 2017, to purchase shares of Common Stock of the Company were awarded to the Company’s chief executive officer pursuant to his employment agreement. An additional 404,741 options to purchase shares of Common Stock of the Company which are performance based, to the extent performance goals are met, would vest through December 2010, and expire in June 2017.

These transactions were effected in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words, “estimate,” “project,” “believe,” “anticipate” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
During 2007, we continued to sustain year-over-year operating losses, thereby necessitating a capital restructuring and reorganization which took place on June 6, 2007 with CAMOFI Master LDC (“CAMOFI”), other principal creditors and then management whereby (i) the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) to sell $3,000,000 of its senior secured convertible notes (the “Convertible Notes”) of which CAMOFI purchased $1.53 million of the Convertible Notes and subsequently purchased, through December 31, 2007, along with another investor, an additional $591,275 of Convertible Notes, (ii)  outstanding indebtedness, accrued interest and penalties, in the aggregate amount of approximately $4.6 million, were converted into the Series B Preferred Stock, (iii) remaining indebtedness of the Company, in the principal amount of approximately $250,000, was converted into 4-year subordinated loans, (iv) the terms of the Company's outstanding Series A Preferred Stock were amended to eliminate certain rights, preferences and privileges of the Series A Preferred Stock, (v) the Company effected a 1 for 100 reverse stock split which occurred on November 12, 2007, (vi) certain holders of existing warrants and options of the Company agreed to cancel their outstanding warrants and options, (vii) additional indebtedness in the principal amount of $200,000 was repaid, and (viii) certain members of the Company’s management were replaced. Also, prior to the completion of the restructuring, certain holders of the Series A Preferred Stock converted those shares into Common Stock. As of December 31, 2007, we had sold and had outstanding in the aggregate $2,230,563 of the $3,000,000 Convertible Notes intended for sale. The outstanding balance of the Convertible Notes included the conversion of $109,278 of interest otherwise payable into Convertible Notes, as provided for in the terms of the Convertible Notes. In addition, the Convertible Notes obligate the Company to prepare and file a Registration Statement with the Securities and Exchange Commission covering the resale of 125% of all the shares to be issued on conversion of the Convertible Notes within 120 days subsequent to the completion of the $3,000,000 sale of the Convertible Notes. At December 31, 2007 and to date, the Company has not been in compliance with its Convertible Note obligation to file a timely Registration Statement. In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company has requested that the majority Convertible Note holder grant the Company a waiver of its non-complianceand that the Securities Purchase Agreement and related Convertible Notes be amended respectively to increase the amount of Convertible Notes to be offered to provide for and assure the subscription to such increase or otherwise provide for the ongoing financing requirements of the Company. The Company is currently in discussions with its note holders regarding a possible waiver of such existing non-compliance.

While the capital restructuring and added financing, together with the implementation of cost savings, has enabled us to continue to further develop and upgrade our products, we still require additional working capital, which to date has been provided on a month-to-month basis by CAMOFI, in order to maintain ourselves as a going concern and enable us to employ senior talent to win new clients, support existing clients, and work to increase revenues. Subsequent to December 31, 2007 through March 31, 2008, the aggregate of the monthly funding provided by CAMOFI amounted to $515,704 and there can be no assurance that any such additional funding will continue. During 2007, we began a much-needed but still minimum sales effort, the success of which, if any, is not yet known. As such, our revenues have decreased during the year primarily as a result of economic conditions giving rise to client cutbacks, reorganization and cessation of business activities. However, in spite of the lack of such effort and outreach to existing clients, we have been fortunate to continue to retain a significant number of existing clients in our subscriber base and believe that we can grow our user with the addition of a sales force capable of implementing our marketing and sales plans. Such activity commenced on January 2, 2008, with our employment of a senior vice president of marketing and sales, and in addition two other management changes with the employment of an executive vice president and chief financial officer and a controller. While we believe that with adequate additional funding the Company will be able to increase its subscriber client base and ultimately report profitable operating results, there can be no assurance that either any additional funding will utilized adequately and or that our sales efforts will be successful.

Significant Customers
For the years ended December 31, 2007 and 2006, one client accounted for approximately 13% and 16% of our revenues.
To the extent our revenues are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their use of our services.

Significant Accounting Policies

Revenue Recognition and Accounts Receivable
Revenues are recognized over the period in which services are provided. We recognize deferred revenue for customers who are billed and pay on a quarterly, semi-annual or annual basis. The amount received is amortized into income over the term of the pre-payment in order to match revenue with the proper period of service. Amounts deferred as of the balance sheet date are shown in the liabilities section as accrued liabilities.

We record an estimate of uncollectible accounts at the end of each accounting period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. Our policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Accounts receivable are periodically written off against the allowance for doubtful accounts after exhausts all collection efforts expended.

Stock Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees," ("APB 25") for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies" relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the periods ended December 31, 2007 and 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the periods ended December 31, 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the year ended December 31, 2007 was 0% based on estimated future forfeitures. See Note C to the consolidated financial statements for additional information.

Beneficial Conversion Feature
The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s common stock.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table presents the reported operating results for the years ended December 31, 2007 and 2006:

	DECEMBER 31,
	2007	2006	$ CHANGE	% CHANGE
Revenues	$2,007,123	$2,321,960	$314,837	(13.6)%
Operating Expenses:
Product related costs	2,187,700	2,464,241	(276,541)	(11.2)%
Selling, general and administrative expenses	2,604,688	1,309,475	1,295,213	98.9%
Depreciation	50,623	72,234	21,611	(29.9)%
Total operating expenses	4,843,011	3,845,950	997,061	25.9%
Loss from operations	(2,835,888)	(1,523,990)	1,311,898	86.1%
Loss on extinguishment of debt	(5,049,052)	-	5,049,052	-%
Interest expense, net	(1,973,978)	(736,269)	1,237,709	168.1%
Net loss	$(9,858,918)	$(2,260,259)	$7,598,659	336.2%

Revenues for 2007 were $2,007,123, compared to revenues of $2,321,960 for 2006, a decrease of $314,837, or 13.6%. The decrease in our revenue for 2007 is primarily attributable to a reduction in our subscriber base due to clients (i) cutting back on users of our service and or (ii) ceasing to remain in business coupled with the lack of any significant sales effort on our part as a result of our restructuring which took place during the year.

Product related costs for 2007 were $2,187,700, compared to product related costs of $2,464,241 for 2006, a decrease of $276,541 or 11.2%.
Product related costs consist of the costs of vendor user licenses, services and fees and direct labor applicable to our research, content and technical personnel who are responsible delivering our products and services on a daily basis. The decrease in product related costs primarily resulted from a reduction of approximately $381,000 direct labor costs due to employee cutbacks and an offsetting increase of approximately $104,000 in overall vendor costs.

Selling, general and administrative expenses for 2007 were $2,604,688, compared to selling, general and administrative expenses of $1,309,475 for 2006, an increase of $1,295,213 or 98.9%. The increase in selling, general and administrative expenses is primarily the result of restructuring expenses of approximately $461,000, increases in accounting costs of approximately $176,000, management and consulting fees of approximately $85,000, legal fees of approximately $33,000, a net increase in compensation costs inclusive of commissions of approximately $143,000 and net of a reduction in share based compensation, providing a reserve in the amount of approximately $452,000 for the pending resolution of the judgments awarded and outstanding against the Company, less an overall net decrease in other expenses of approximately $55,000,

The 2007 compared with 2006 decrease in depreciation and amortization expense of $21,611 is primarily due to an increase in fully depreciated equipment during the year.

Interest expense for 2007 was $1,973,978, compared to interest expense of $736,269 for 2006, an increase of $1,237,709 or 168.1%. The increase in interest expense is primarily related to cash and non-cash charges of approximately $1,503,000 resulting from our June 6, 2007 capital and debt restructuring. These charges were offset by a decrease of approximately $134,000 for the amortization of the beneficial conversion features and a decrease in interest expense of approximately $131,000 incurred on the new notes issued and previously outstanding notes during the year.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $42,276 and a working capital deficit of $1,323,325. In comparison, at December 31, 2006, we had cash of $30,255 and a working capital deficit of $4,737,212. While our working capital position improved as a result of our capital restructuring, our working capital deficit is the result of our inability to generate sufficient cash and receivables from our services to offset our current liabilities, which consist primarily of obligations to vendors and other accounts and accrued for payables (inclusive of a $452,000 accrual for pending judgments), and note financing required to be paid within from the date of determination. We are continuing our efforts to increase revenues by adding to our subscriber base, in addition to our efforts to increase the Company’s capital, or otherwise provided funding, for the Company’s ongoing working capital requirements, but to date these efforts have not been sufficiently successful. We have been able to operate throughout the year with negative working capital due primarily to the $2,171,285 of cash provided from the senior secured convertible notes financing related to our June 6, 2007 debt and equity restructuring. Subsequent to year end and through March 31, 2008, we have been provided with working capital on a month-to-month basis in the aggregate amount of $515,704 from the holder of a majority of our senior secured convertible notes and there can be no assurances that any such funding will continue to be provided.

The following is a description of certain transactions that were entered into during 2006 and 2007 to help provide funds for ongoing operations:

•
Beginning in June 2005 and through January 2007, we obtained advances from Bushido Capital Master Fund, L.P. which totaled $2,240,000. These advances were later reclassified as loans which were convertible into equity upon execution of our next level of fund-raising. These loans had an interest rate of 8% per annum.

•
On June 6, 2007, we completed our debt and equity restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. As a part of the restructuring, we entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. These notes bear interest at the prime rate plus 2.75%. A portion of this money was used to retire $200,000 principal balance of the formerly outstanding notes payable. The holder of this note agreed to forego all accrued interest. Subsequent to the June purchase of our notes, proceeds from purchases of additional senior secured convertible notes in the amount of $591,285 was received from CAMOFI and another investor prior to December 31, 2007. In addition, as at December 31, 2007, accrued interest on the aforementioned notes in the amount of $109,278 was converted into additional senior secured convertible notes.

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

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulletin No. 26, “Accounting for the Early Extinguishment of Debt,” and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,290, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,681,238 of indebtedness, the Company recorded a loss on extinguishment of $5,049,052 related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date and was recorded as interest expense in the accompanying consolidated statements of operations.

We converted two existing notes payable into term loans with payouts of four years. The first was a note payable to a bank in the principal amount of $170,000 with accrued interest of $14,269. The accrued interest was added to the principal balance and we will repay this loan in equal installments over 48 months plus interest. The second note payable converted had a principal balance of $50,000 plus accrued interest of $12,995, which was converted into a term loan with a stated interest of 0% but imputed interest of 6%.

The Series A Preferred stock was amended in the restructuring. The primary change was to eliminate dividends which had been previously required.

For the year ended December 31, 2007, net cash used in operating activities was $1,904,493. The net cash used in operating activities was primarily attributable to the Company’s net loss for the year, excluding increases in the non-cash charges relating to the Company’s recapitalization of approximately $6,483,000, increases in accounts payable and accrued liabilities of approximately $1,169,000, increases in the allowance for doubtful accounts of approximately $88,000, increases in stock-based compensation of approximately $183,000, together with the changes in other operating assets and liabilities of approximately $32,000, respectively.

For the year ended December 31, 2007, net cash used in investing activities of consisted of $13,705, which was used for the purchase of fixed assets.

For the year ended December 31, 2007, net cash provided by financing activities amounted to $1,930,219, resulting primarily from the proceeds of the sale of our senior secured convertible notes of approximately $2,171,000 offset by approximately $241,000 in repayment of other notes payable.

Off-Balance Sheet Transactions

We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K. We do not have any off-balance sheet transactions.

Inflation

Inflation has not had, and we do not expect it to have, a material effect on our operations.

Contractual Obligations

The table below sets forth as of December 31, 2007, future minimum payments we are required to make in respect of debt obligations, finance and operating leases.

Payments Due Year Ending December 31

	Total	2008	2009	2010	2011
Contractural Obligations
Creditor Note	$60,646	$17,748	$17,748	$17,748	$7,402
Creditor Note	153,557	46,068	46,068	46,068	15,353
Senior Secured Notes	2,230,563	433,721	743,520	743,520	309,802
Finance Lease	36,572	13,215	12,192	11,165	0
Operating Leases	184,000	69,000	69,000	46,000	0
Total	$2,665,338	$579,752	$888,528	$864,501	$332,557

Impact of Recently Issued Accounting Standards

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

Certain Transactions

Resignation of President and Chief Executive Officer, and Chief Operating Officer
In conjunction with the Company’s aforementioned June 2007 capital restructuring, (i) on June 6, 2007, the Board of Directors accepted the then effective resignation of (i) E. Key Ramsey, as our President, Chief Executive Officer and as a member of our Board of Directors, and appointed Steven B. Lord as President and Chief Executive Officer and a member of our Board of Directors, and (ii) on July 15, 2007, the Board accepted the resignation of Gregory E. Ballard as our Chief Operating Officer and as a member of our Board of Directors. In conjunction with his appointment as President and Chief Executive Officer, we entered into a three-year employment agreement with Mr. Lord which provides him with:

•	An annual base salary of $190,000 for the initial twelve-month period and, respectively, $205,000 and $220,000 for each of the subsequent twelve-month periods.
•	An annual bonus based on the achievement of annual performance targets approved of by our Board of Directors.
•
An initial grant of ten year options to acquire, at a deemed fair market value exercise price of $.6222 per share, such number of shares of the Company’s common stock, representing 4.5% of the Company’s fully diluted common stock after giving effect to the conversion of the convertible debt financing associated with the Company’s June 2007 capital restructuring. These options vest annually on ratable basis over three years on each anniversary of employment.

•
The grant of additional ten year options to acquire at an exercise price or $.6222 per share, representing 4.5% of the Company’s common stock on the same fully diluted common as the initial grant, however, subject to such options vesting at the rate of 1.5% upon the Company achieving pre-established and set forth performance milestones for each of its years ending December 31, 2008, 2009 and 2010, respectively.

In addition, pursuant to the employment agreement, in the event that Mr. Lord’s employment is terminated by us without “Cause” or by Mr. Lord for “Good Reason”, Mr. Lord will be entitled to six months’ severance pay.

Appointment of Executive Vice President and Chief Operating Officer
As of January 2, 2008, our Board of Directors appointed Kenneth L. Ivey to serve as Executive Vice President and Chief Operating Officer at an annual salary of $125,000. Mr. Ivey continues to be employed by the Company on a non-documented, at-will basis as he had been for a number of years. Prior to his appointment Mr. Ivey served as our General Manager of Operations. Mr. Ivey’s appointment provided for the grant of ten-year options to acquire 50,000 shares of the Company’s common stock at an exercise price determined to be the fair market value of the Company’s common stock at the grant date. Such options are to vest annually on a ratable basis on each of the three years ended December 31, 2008, 2009 and 2010, respectively.

Resignation of Chief Financial Officer
Pursuant to discussions during the fall of 2007 between the Company and Susan R. Walker, our Chief Financial Officer, we and Ms. Walker agreed to Ms. Walker’s resignation as Chief Financial Officer and the termination of her employment with us effective December 31, 2007. Following the resignation of Ms. Walker, as of January 2, 2008, our Board of Directors appointed Donald A. Bernard as the Company’s Executive Vice President, Chief Financial Officer and Secretary at an initial annual salary of $120,000. Mr. Bernard’s employment provides for the grant of ten year options to acquire 250,000 shares of the Company’s common stock at an exercise price being the fair market value of the Company’s common stock at the grant date and such options are to vest quarterly on a ratable basis over an eighteen month period commencing on March 31, 2008. Prior to Mr. Bernard’s appointment, from October through December 2007, we engaged him as a consultant.

ITEM 7. FINANCIAL STATEMENTS

Table of Contents

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statements of Operations For the Years Ended
December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows For the Years Ended
December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Knobias, Inc.:

We have audited the accompanying consolidated balance sheet of Knobias, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knobias, Inc. and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit of $1,323,325 and stockholders’ deficit of $1,332,377 as of December 31, 2007. In addition, the Company is in non-compliance under its senior secured convertible notes in 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note C to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ KMJ Corbin & Company LP
Irvine, California
April 15, 2008

KNOBIAS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

Assets
Current assets:
Cash	$42,276
Accounts receivable, net of allowance	97,420
Prepaid expenses	14,391

Total current assets	154,087

Property and equipment, net	146,465

Other assets	13,438

Total assets	$313,990

Liabilities and Stockholders' deficit

Current liabilities:
Accounts payable	$243,166
Accrued liabilities	689,550
Short-term debt	468,700
Current portion of long-term debt	75,996
Total current liabilities	1,477,412

Long-term debt	168,955

Total liabilities	1,646,367

Stockholders' deficit:

Series A Convertible Preferred stock, $0.01 par value; 2,000,000 shares authorized; 541,666 shares issued and Outstanding (liquidation preference of $650,000)	650,000

Series B Convertible Preferred stock, $10 stated value, 600,000 shares authorized; 517,520 shares issued and outstanding (liquidation preference of $5,692,720)	10,857,071

Common stock, $0.01 par value; 95,000,000 shares authorized; 530,389 shares issued and outstanding	5,304

Additional paid-in capital	13,538,581

Accumulated deficit	(26,383,333)

Total stockholders' deficit	(1,332,377)

Total liabilities and stockholders' deficit	$313,990

See accompanying notes to consolidated financial statements

KNOBIAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$2,007,123	$2,321,960

Operating expenses:
Product related costs	2,187,700	2,464,241
Selling, general and administrative	2,604,688	1,309,475
Depreciation and amortization	50,623	72,234
Total operating expenses	4,843,011	3,845,950

Loss from operations	(2,835,888)	(1,523,990)

Other expenses:
Loss on extinguishment of debt	5,049,052	-
Interest expense, net	1,973,978	736,269
Total other expenses	7,023,030	736,269

Net loss	$(9,858,918)	$(2,260,259)

Loss per share (basic and diluted)	$(18.68)	$(4.45)

Basic and diluted weighted average shares outstanding	527,895	507,665

See accompanying notes to consolidated financial statements

KNOBIAS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31,2007 AND 2006

	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	958,333	$1,150,000	-	$-	507,665	$5,076	$10,486,776	$(14,264,156)	$(2,622,304)

Share-based compensation	-	-	-	-	-	-	300,333	-	300,333

Net loss	-	-	-	-	-	-	-	(2,260,259)	(2,260,259)

Balance, December 31, 2006	958,333	1,150,000	-	-	507,665	5,076	10,787,109	(16,524,415)	(4,582,230)

Series A preferred stock converted to common stock	(416,667)	(500,000)	-	-	16,667	167	499,833	-	0

Cashless exercise of warrants to purchase common stock	-	-	-	-	6,057	61	(61)	-	0

Issuance of Series B convertible preferred stock for conversion of debt, accrued interest and penalties	-	-	463,810	9,730,287	-	-	-	-	9,730,287

Issuance of Series B preferred stock for employee service	-	-	16,000	335,665	-	-	-	-	335,665

Issuance of series B preferred stock for services	-	-	37,710	791,119	-	-	-	-	791,119

Beneficial conversion feature related to issuance of Convertible notes	-	-	-	-	-	-	2,069,140	-	2,069,140

Share-based compensation	-	-	-	-	-	-	182,560	-	182,560

Net loss	-	-	-	-	-	-	-	(9,858,918)	(9,858,918)

Balance, December 31, 2007	541,666	$650,000	517,520	$10,857,071	530,389	$5,304	$13,538,581	$(26,383,333)	$(1,332,377)

See accompanying notes to consolidated financial statements

KNOBIAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(9,858,918)	$(2,260,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,623	72,234
Loss on extinguishment of debt	5,049,052	-
Estimated fair value of stock issued for employee services	335,665	-
Estimated fair value of stock issued for services	791,119
Amortization of debt discount	307,377	443,497
Provision for bad debts	88,018	55,500
Stock based compensation cost	182,560	300,333
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,512)	(156,451)
Decrease in prepaid expenses	1,963	7,163
Increase in other assets	(5,267)	(200)
Increase in accounts payable and accrued liabilities	1,168,827	84,325

Net cash used in operating activities	(1,904,493)	(1,453,858)

Cash flows used in investing activities:
Capital expenditures	(13,705)	(33,708)

Cash flows from financing activities:
Repayment of notes payable	(241,066)	(274)
Proceeds from notes payable	2,171,285	1,415,000

Net cash provided by financing activities	1,930,219	1,414,726

Net increase (decrease) in cash	12,021	(72,840)

Cash, beginning of year	30,255	103,095

Cash, end of year	$42,276	$30,255

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$9,372	$16,241
Income taxes	-	-

Non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	500,000	-
Beneficial conversion features of new indebtedness	2,069,140	-
Conversion of debt to preferred stock	3,665,000	-
Conversion of interest to debt	136,542	-
Conversion of interest and penalties to Series B
Preferred stock	1,016,235	-
Cashless exercise of warrants to purchase common stock	61	-
Equipment purchases under vendor finance agreements	36,572	-

See accompanying notes to consolidated financial statements

KNOBIAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note A – Organization and Nature of Business

Knobias, Inc., through its wholly owned subsidiary Knobias.com, LLC, is a provider of financial information and data primarily focused on small to nano-cap companies and private placements in public companies commonly referred to as PIPES. Knobias has developed and compiled financial databases, information systems, tools and products, which track over 16,000 U.S. securities. The Company markets its products and technically varied applications to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

Knobias, Inc. was formed on January 31, 1968 under the laws of the State of Delaware pursuant to the Delaware General Corporation Law. On November 15, 2004, Consolidated Travel Systems, Inc. ("COVSA") acquired all the outstanding stock of Knobias, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Knobias, Inc. with Knobias, Inc. considered the acquirer (reverse acquisition). Upon completion of the transaction, the entity was renamed Knobias, Inc. reflecting the exchange of equity interests with COVSA.

The Company's primary subsidiary Knobias.com, LLC was initially formed as Penny PI, LLC on September 4, 1998 and renamed March 2000 under the laws of the State of Mississippi pursuant to the Mississippi Limited Liability Company Act. Penny PI, LLC was organized to design and implement an Internet website for the provision of subscriber based information and investigative services relating to over-the-counter bulletin board companies, commonly referred to as “penny stocks."

The Company has two other subsidiaries, Knobias Holdings, Inc. and Kollage, LLC, which are inactive.

The accompanying consolidated financial statements include the accounts of Knobias, Inc. and its wholly owned subsidiary, Knobias.com, LLC. All intercompany balances and transactions have been eliminated in consolidation.

On November 12, 2007, the Company effected a 1-for-100 reverse stock split. The effects of this split have been reflected retroactively in the accompanying consolidated financial statements.

Note B – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2007 and 2006, the Company incurred losses of $ $9,858,918 and $2,260,259, respectively. In addition, the Company has a working capital deficit of $1,323,325 and a stockholders’ deficit of $1,332,377 as of December 31, 2007. Also, the Company is in non-compliance under its senior secured convertible debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company entered into a restructuring agreement in June 2007 (the “Agreement”) which provided it with $2,230,563 received during the year from the proceeds of senior secured convertible debt of $2,121,285 and the conversion of interest expense due on the debt in the amount of $109,278 to senior secured convertible debt (see Note E). Subsequent to December 31, 2007, the Company’s principal senior secured convertible debt holder has funded the Company’s working capital requirements on a month-to-month basis in the aggregate of $515,704 through March 31, 2008 (see Note J). The Company is also actively marketing its products in order to increase its customer base and revenues. To support this effort, on January 2, 2008, the Company employed a senior vice president of marketing and sales and while management believes that with adequate additional funding the Company will be able to increase its subscriber base and ultimately report profitable operating results, there can be no assurance that either additional funding will be available or otherwise utilized adequately and or that these sales efforts will be successful.

The Company is currently in discussions with its senior secured lenders and several potential investors to obtain financing for working capital purposes; however, there can be no assurance that funding will be available to the Company at the time it is needed or in the amount necessary to satisfy its needs, or, if funds are made available, that they will be available on terms that are favorable to the Company. If the Company is unable to secure financing when needed, its business may be materially adversely affected and it may be required to cease all or a substantial portion of its operations. If the Company issues additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company has requested that the majority principal Convertible Note holder grant the Company a waiver of its non-compliance and that the Securities Purchase Agreement and related Convertible Notes be amended respectively to increase the amount of Convertible Notes to be offered to provide for and assure the subscription to such increase or otherwise provide for the ongoing financing requirements of the Company. The Company is currently in discussions with it Convertible Note holders regarding a possible waiver of existing non-compliance.

Note C – Summary of Significant Accounting Policies

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, recoverability of long-lived assets, and the valuation of stock options, warrants, embedded conversion features and deferred taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and debt approximate their fair value due to their short-term maturities.

Accounts Receivable and Concentration of Credit Risk
The Company records an estimate for its uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at December 31, 2007, is approximately $135,000. At December 31, 2007, the Company had three customers who accounted for approximately 47% of its accounts receivable. In addition, for the years ended December 31, 2007 and 2006, one customer, other than any of the aforementioned customers, accounted for approximately 13% and 16%, respectively, of the Company’s revenues. To the extent our revenues are dependent on one customer or a limited concentration of customers, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such customer or customers reduce their use of our services.

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

Internal Database Development and Amortization
Website development costs are accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the American Institute of Certified Public Accountants. Accordingly, all external and direct internal costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Website development costs are being amortized over three years on the straight-line basis beginning with the date of the website launch and were fully amortized prior to January 1, 2005. The Company expenses costs related to updating and minor upgrades of the website and product as they are incurred. No project costs have been capitalized since the initial development of the Company's website.

Impairment of Long-Lived Assets
The Company periodically reviews the carrying values of property and equipment, website and data development costs, whenever events and circumstances indicate a potential impairment. If indicators of impairment are present, and the undiscounted cash flows to be derived from the use and eventual disposal of the related assets are not expected to be sufficient to recover the asset's carrying amount, impairment loss is charged to operations in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value of such asset, as determined based upon the related discounted cash flows.

Business Segment
The Company operates in a single business segment which consists of the compiling of externally obtained and internally generated financial data and information into a Company platform which is made available to customers for their internal use and otherwise enabling the Company to provide a non-subscribing customer a source from which to release a message to the public.

Income Taxes
Knobias, Inc. is a "C Corporation" and, therefore, will, upon achieving taxable earnings, pay taxes as a corporation. The Company accounts for corporate income taxes using the asset and liability method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes." Because the Company has incurred losses since its inception, no income tax expense has been incurred. The Company has not yet generated taxable income. A valuation allowance is provided for deferred tax assets when it is more likely than not that such asset will not be recovered.

Deferred Revenue
The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($39,245) at December 31, 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2007.

Revenue Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, "Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

Subscription revenues are recognized over the period that services are provided. Revenue for our services periodically requested and used Periodic requests and used is recognized as services are performed or when goods are delivered. Deferred revenue consists primarily of monthly, semi-annual, and annual prepaid subscription fees billed or collected in advance.

Stock Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies" relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the years ended December 31, 2007 and 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated weighted average forfeiture rate for the year ended December 31, 2007 of 0% was based on estimated future forfeitures.

Description of Company’s 2004 Stock Incentive Plan
The Company's 2004 Stock Incentive Plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of December 31, 2007, the Company is authorized to issue up to 5,000,000 shares under the plan. In connection with the Company’s June 2007 capital and debt restructuring, all prior holders of options and warrants agreed to cancel their outstanding options and warrants and on June 6, 2007, the newly appointed chief executive officer of the Company was awarded 404,741 incentive options (intended to represent 4.5% of the Company’s fully diluted common stock after giving effect to the conversion of $3 million of senior secured convertible debt to be raised pursuant to the restructuring) which vest ratably on each of the three years ending June 6, 2008, 2009 and 2010. In addition, the chief executive officer was awarded the right to receive an additional 404,741 of options which would vest annually from December 31, 2008 through December 31, 2010 based on the Company achieving performance milestones pre-determined the Company’s board of directors. The Company has recognized $182,560 as compensation cost solely with respect to the incentive options and has not recognized any compensation cost related to the performance based options, as the vesting of these options is currently deemed unlikely. Accordingly, at December 31, 2007, of the 5,000,000 share options authorized for issuance, 404,741 options were outstanding and 404,741 were reserved for potential future issuance based on performance pursuant to an executive’s employment agreement, thereby leaving 4,190,518 shares available for grant.

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

The fair value of options granted in 2007 was estimated using the following weighted-average assumptions:

Stock options:
Expected term (in years)	10
Expected volatility	117%
Risk-free interest rate	4.96%
Dividend yield	-

A summary of option activity as of December 31, 2007, and changes during each of the years in the two-year period then ended, is presented below:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	30,700	$76.00
Options canceled or expired	(4,319)	$72.00
Options outstanding December 31, 2006	26,381	$73.00	8.23	$-
Options granted	809,482	$0.62
Options cancelled or expired	(26,381)	$73.00
Options outstanding and reserved for at December 31, 2007	809,482	$0.62	9.4	$307,603
Options vested and expected to vest as of December 31, 2007	407,741	$0.62	9.4.	$154,942
Options exercisable at,December 31, 2007	-	$-	-	$-

Upon the exercise of options, the Company issues new shares from its authorized shares. The weighted average grant date fair value of options granted during 2007 was $2.94 per option. No options were granted during 2006.

As of December 31, 2007, there was approximately $1,007,000 of unrecognized compensation cost (not including approximately $1,190,000 related to performance based options) related to employee and director stock option compensation arrangements. The unrecognized cost is expected to be recognized on a straight-line basis over the next 2.4 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the years ended December 31, 2007 and 2006, net of estimated forfeitures, which was allocated as follows:

	Year ended	Year ended
	December 31, 2007	December 31, 2006

Product related costs	$-	$188,073
Selling, general and administrative expense	182,560	112,260
Total	$182,560	$300,333

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

Beneficial Conversion Feature
The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s common stock.

Advertising Costs
Advertising costs are expensed as incurred. Total advertising expenses were $8,900 and $27,000 for the year ended December 31, 2007 and 2006, respectively.

Prior Year Reclassifications
Revenue previously reported as information provisioning revenue in the amount of $536,388 and subscriptions revenue of $1,730,072 for the year ended December 31, 2006 have been included as part of the Company’s total revenue in the 2007 presentation. In addition, 2006 revenues included an allowance for doubtful accounts in the amount of $55,500, which has been reclassified and included in general and administrative expenses for 2006. Such reclassifications had no impact on the reported losses or cash flows for 2006.

Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 8,869,780 and 67,800 as of December 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In September 2006, the FASB issued SFAS No. 157, entitled “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Note D – Property and Equipment

Major classes of property and equipment at December 31, 2007, consist of the following:

Furniture, equipment and leasehold improvements	$202,877
Computer hardware and software	506,090
Website and database development	608,544
Total property, equipment, and database development	1,317,511
Less: accumulated depreciation and amortization	(1,171,046)
Property and equipment, net	$146,465

Note E – Debt

Long-term debt at December 31, 2007, consists of the following:

Capital lease, due in 36 equal consecutive monthly payments of $1,016, inclusive of 11.8% interest, through November 30, 2010	$36,572

Subordinated Note payable, due in 48 equal consecutive monthly payments of $1,479 through May 2011, 0% stated interest rate, 6% imputed interest rate.	60,745
Less imputed interest not yet earned	(5,923)
54,822
Subordinated Note payable to a bank, interest at prime plus 1% (8.25% at December 31, 2007), maturing on May 1, 2011, due in monthly installments of $3,839 plus interest	153,557
Total	244,951
Less: current portion of long-term debt	(75,996)
Long-term debt	$168,955

Short-term debt at December 31st, 2007 consists of the following:

Senior secured convertible notes, due June 6, 2010, interest at prime plus 2.75% per annum (10.0% at September 30, 2007), interest payable monthly, convertible at $0.62 per share, secured by substantially all Company assets	$2,230,563

Discount for beneficial conversion feature (net of accumulated amortization of ($307,377)	(1,761,863)
Short-term debt	$468,700

Payments Due Year Ending December, 31,

	Total	2008		2009	2010	2011	2012
Debt Payment Schedule
Creditor Note	$60,646	$17,748		$17,748	$17,748	$7,402	$-
Creditor Note	153,557	46,068		46,068	46,068	15,353	-
Senior Secured Notes	2,230,563	2,230,563	(1)	-	-	-	-
Finance Lease	36,572	13,215		12,192	11,165	-	-
Total	$2,481,338	$2,307,594		$76,008	$74,981	$22,755	$-

(1)	Amount shown as current because we are not in compliance with the related note agreements.

At December 31, 2007, the Company was not in compliance with the provisions of its Senior Secured Convertible Notes. As such, the entire outstanding balance of these Notes is included as a current liability in the Company’s December 31, 2007 balance sheet.

In connection with issuance of the Senior Secured Convertible Notes, the Company recognized an embedded beneficial conversion feature (“BCF”). $2,069,240 was recorded as a discount attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF is being amortized as interest expense, on a monthly basis from the date that the debt was incurred through June 2010. For the year ended December 31, 2007, the Company amortized $307,377 related to the debt discount.

With respect to the Senior Convertible Notes, additional terms and conditions, among others, consist of the following:

•
through December 31, 2007, interest could be paid in cash or in shares of common stock at 85% of the average ten volume-weighted average prices (VWAP’s) of the Company’s shares of common stock immediately prior to the applicable interest payment date. past due interest entails a late fee at the rate of 18% per annum;

•
at any time after the second anniversary of the issuance of the notes, the Company may prepay, in cash, all of the notes at 115% of the principal amount thereof plus accrued interest to the date of repayment, and may apply any sinking fund payments previously made toward such prepayment;

•
beginning on July 1, 2008, the Company is to make a monthly sinking fund payment equal to 1/36th of the principal amount of the notes ($61,960 at December 31, 2007) plus accrued but unpaid interest, the sum of all liquidated damages and any other amounts then owing under the notes; and

•
the Company may not (i) enter into, create, incur, assume or suffer to exist any indebtedness or liens of any kind, other than indebtedness owed to the above noted subordinated note holders, (ii) amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the notes (iii) repay, repurchase or offer to repay, repurchase, make any payment in respect of or otherwise acquire any of its Common Stock, Preferred Stock, or other equity securities, (iv)   engage in any transactions with any officer, director, employee or any affiliate of the Company, in excess of $10,000 other than (a) for payment of salary or consulting fees for services rendered, (b) reimbursement for expenses incurred on behalf of the Company, (c) for other employee benefits, including stock option agreements under any stock option plan of the Company and (d) transactions with the holders of the notes and;

•
the Company is obligated to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of 125% of all the shares to be issued on conversion of the convertible notes within 120 days subsequent to the completion of the $3,000,000 sale of the convertible notes. At December 31, 2007 and to date, the Company has not been in compliance with its convertible note obligations to file a timely Registration Statement. In order to cure its existing non-compliance, the Company has requested that the majority principal convertible note holder grant the Company a waiver of its non-compliance and that the Securities Purchase Agreement and related convertible notes be amended respectively to increase the amount of convertible notes to be offered to provide for and assure the subscription to such increase or otherwise provide for the ongoing financing requirements of the Company. The Company is currently in discussions with its note holders to provide a cure for the existing non-compliance and its further continuance.

Note F – Accrued Liabilities

Accrued Liabilities at December 31, 2007 consist of the following:

Accrual for pending litigation, (see Note I)	$451,855
Accrual for legal and accounting fees	72,000
Accrued vendor expenses	102,786
Deferred revenue	39,245
Accrued commissions and employee expenses	23,664
Total accrued liabilities	$689,550

Note G – Stockholder’s Equity

Series A Preferred Stock
In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock (“Series A”) for $1.20 per share. In February 2007, one of the Company’s preferred shareholders converted all of its 416,667 Series A with a recorded value of $500,000 into 16,667 shares of the Company’s common stock. The terms of the Series A were amended with the issuance of Series B Preferred Stock in June 2007. Series A will rank junior to all other series of preferred stock created and issued from time to time. There will be no stated dividend provided for holders of Series A. After payment of any liquidation preference to the holders of preferred stock that rank senior to the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of common stock, Series A Preferred Stock and any other series of participating preferred stock on an “as converted” basis up to a maximum of $1.20 per share of Series A Preferred Stock (the “Liquidation Value”). Each share of the Series A may be converted at any time at the option of the holder into the number of shares of common stock equal to the Liquidation Value divided by $.30. At the time of the execution of the Series A Amendment Agreement and Consent, in connection with the capital restructuring, certain holders of the Series A Preferred Stock holding 291,666 shares,  elected to convert their shares of Series A Preferred Stock into share of Common Stock, at the rate of 1.24623 shares of Common Stock for every share of Series A Preferred Stock then issued and outstanding. As a result, at December 31, 2007, the outstanding Series A shares were convertible into approximately 363,483 shares of common stock. At any time, the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.

Series B Convertible Preferred Stock
The Company has authorized 600,000 shares of Series B Convertible Preferred Stock (“Series B”) with a stated value of $10 share (the “Stated Value). Series B ranks senior to the common stock, Series A Preferred Stock, and to all other classes of equity, which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as and when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly. Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends (the “Liquidation Preference”). After payment of this preference, remaining assets will be distributed pro rata on an “as converted” basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and non-assessable shares of common stock. The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued but unpaid dividends and divided by (iii) $1.43. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The Company may redeem, at its option, the Series B Preferred Stock, at any time or from time to time, in whole or in part, at a redemption price equal to 1.1 times the per share Liquidation Preference, plus accrued and unpaid dividends, if any, to the date of redemption As long as 125,000 shares of Series B are issued and outstanding, the holders of the majority of the then outstanding shares of Series B, voting exclusively and as a separate class to the exclusion of all other classes of the Company’s voting stock, will have the right to designate and elect two members of the board of directors. Otherwise, the holders of Series B and common stock will vote together and not as a separate class and on an “as converted” basis. In connection with the Company’s debt restructuring (See Note I), the Company issued 463,810 shares of Series B for the conversion of notes payable approximating $4.6 million of principal, accrued interest and penalties, and 37,710 shares for additional consideration to transact the restructuring and recorded as interest expense valued at $791,119. In June 2007, the Company issued 16,000 shares of Series B in connection with severance payments to former employees. The estimated fair value of the Series B shares was $335,665, based on the estimated fair value of the underlying common shares on the measurement date. At December 31, 2007, the Series B shares were convertible into approximately 3,620,000 shares of common stock. We are obligated to file with the Securities and Exchange Commission a registration statements covering the resale of the shares of common stock issued upon conversion of our Series B Preferred Stock. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. We are currently in not in compliance with our Senior Secured Convertible Notes for a failure to have required registration statements declared effective. There can be no assurance that when and if we file registration statements that such statements will be declared effective by the Securities and Exchange Commission or that any claim for liquidated damages can or will be mitigated without material adverse consequences for the Company which could prevent it from staying in business.

Common Stock
The Company is authorized to issue 95,000,000 shares of its common stock and has 530,389 shares outstanding at December 31, 2007. Holders of the Class A common stock are entitled to one vote per share.

During the year ended December 31, 2007, the Company issued 6,057 shares of common stock in connection with the cashless exercise of 7,500 warrants and converted 416,667 shares of Series A Preferred Stock with a value of $500,000 into 16,667 shares of common stock.

Stock Options
At December 31, 2006, the Company had approximately 26,377 options outstanding at exercise prices ranging from $72.00 per share to $200.00 per share. In connection with the Company’s capital and debt restructuring in June 2007 all previously existing options were cancelled and new options totaling 809,482 were awarded to the Company’s newly appointed chief executive officer (See Note C).

Warrants
At December 31, 2006, the Company had approximately 35,598 warrants outstanding at exercise prices ranging from $13.00 per share to $85.00 per share, valued at $0.00 (based on Black Sholes option pricing model). During the year ended December 31, 2007, warrants to purchase 7,500 shares of the Company’s common stock were exercised via a cashless exercise with a net issuance of 6,057 shares and the remaining outstanding warrants were cancelled in conjunction with the Company’s capital and debt restructuring in June 2007.

Note H – Significant Risk and Uncertainties

The Company has a limited operating history and is currently pursuing a business strategy that is yet to be proven. As a result, its ability to successfully implement its business plan is dependent on, among other things, its ability to generate sufficient cash flow through operations or additional debt or equity transactions to sustain business development efforts until revenues from customers reach levels that can support ongoing operations. The Company expects to continue to incur operating losses for the near future and there can be no assurance that profitability will be achieved or sustained.

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

Note I – Legal Proceedings

During the year, the Company had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from an employee, employed by Knobias during 2006, in compliance to withhold income for support. The Company accrued for these judgments in 2007 (see Note F). With regard to the New York State judgment, the Company is in the process of negotiating a mitigation of the overall judgment, especially with respect to the penalties involved, with the Workmen’s Compensation Board. As to the Illinois and related Mississippi judgment, the Company has appealed the Illinois judgment and is awaiting the decision of the Appellate Court of the State of Illinois. There can be no assurance that the Company will receive a favorable response to its appeal or otherwise be able to recover any amounts from its insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments or that the Company will be able to negotiate an acceptable settlement of the New York State judgment. Failure of the Company receiving a favorable ruling on its appeal in Illinois and or otherwise having insurance coverage or negotiating an acceptable settlement of both judgments could have a material adverse affect on the Company’s cash flows and business.

Note J – Debt Restructuring

On June 6, 2007, the Company completed its debt and equity restructuring with CAMOFI Master LDC (“CAMOFI”) and other principal creditors. Pursuant to the restructuring, outstanding indebtedness, accrued interest and penalties in the aggregate amount of approximately $4.6 million were converted into 463,810 shares of Series B. In addition, the Company entered into a Securities Purchase Agreement with CAMOFI pursuant to which CAMOFI initially purchased $1,530,000 in senior secured convertible notes, due June 6, 2010. Subsequently and through December 31, 2007, CAMOFI and another investor purchased additional of these notes in the amounts of $291,285 and $300,000, respectively. These notes bear interest at the prime rate plus 2.75%. Interest earned on these notes through December 31, 2007 in the amount of $109,278 was converted into additional senior secured convertible notes.

The conversion of amounts owed has been accounted for under the guidelines of Accounting Principles Bulletin No. 26, “Accounting for the Early Extinguishment of Debt,” and a loss on extinguishment was recognized in other income and expense. The value of the 463,810 shares of Series B was $9,730,287, based on the estimated fair value of the underlying common shares on the measurement date. Accordingly, based on the conversion of $4,681,235 of indebtedness and accrued interest and penalties, the Company recorded a net loss on extinguishment of $5,049,052 related to the estimated fair value of the Series B in excess of the notes payable converted. In addition, the Company issued an aggregate of 37,710 shares of Series B to the note holders as additional consideration for the conversion of debt. The value of the 37,710 shares of Series B was $791,119, based on the estimated fair value of the underlying common shares on the measurement date and was recorded as interest expense in the accompanying consolidated statements of operations.

The Company converted two existing notes payable into term loans with payouts of four years. The first was a note payable to a bank in the principal amount of $170,000 with accrued interest of $14,269. The accrued interest was added to the principal balance and the Company will repay this loan in equal installments over 48 months plus interest. The second note payable converted had a principal balance of $50,000 plus accrued interest of $12,995, which was converted into a term loan with a stated interest of 0% but imputed interest of 6%. The modifications of these debts did not result in any gain or loss.

The Series A Preferred stock was amended in the restructuring. The primary change was to eliminate dividends and modify the conversion rate from that which had been previously required (see Note G).

Subsequent to December 31, 2007, the Company received an additional $515,704 from CAMOFI. The Company is treating these amounts as advances (see Note M).

Note K – Income Taxes

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $17,369,000, expire at various times from 2015 through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the net operating loss carry forward is approximately $6,135,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The tax asset increased due to the accumulation during the year ended December 31, 2007, of additional net operating losses of approximately $4,809,000 or additional deferred tax assets of $1,683,000. The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

	2007	2006
Federal tax benefit of statutory rate	$3,352,000	$768,000
Permanent difference – loss on debt extinguishment	(1,669,000)	-
Increase in valuation allowance	(1,683,000)	(768,000)
Provision for income taxes	$-	$-

Note L – Leases and Commitments

The Company has two non-cancelable operating leases for office space that expire through 2010. Rent expense for the year ended December 31, 2007 and 2006 amounted to approximately $107,000 and $135,000, respectively. Future non-cancelable minimum lease payments under all the leases as of December 31, 2007 are approximately as follows:

Year ending December 31,

2008	$69,000
2009	69,000
2010	46,000
$184,000

Note M – Subsequent Events

From February 1, 2008 through March 31, 2008 and continuing currently, the Company has been and is not in compliance for not paying the monthly interest (totaling $51,009 at March 31, 2008) required to be paid pursuant to the terms of the Company’s senior secured convertible notes. The Company is currently in discussions with its note holders to provide a cure for the existing non-compliance and their further continuance.

Subsequent to December 31, 2007, CAMOFI Master LDC, the majority holder of the Company’s senior secured convertible notes, on a monthly basis through March 31, 2008, has in the aggregate advanced $515,704 to the Company to provide the funding of the Company’s working capital requirements. There can be no assurance that in the future such advances will continue.

On January 2, 2008, the Company appointed a new chief operating officer, a new chief financial officer, and a senior vice president of marketing and sales. These appointments are on an at will basis with annual salaries of $125,000, $120,000 and $130,000, respectively.

In February 2008, the Company relocated its executive offices into approximately 900 square feet of leased space in Pleasantville, New York. The lease is for a two year term at an annual rental of approximately $30,000. .

The Company on March 28, 2008 and April 1, 2008 entered into agreements with Sichenzia Ross Friedman Ference LLP and Melissa A. Mahler, respectively, primarily pursuant to which, in addition to other services, these parties will assist the Company in identifying sources and facilitating transactions which enable the Company to increase its capital base and provide for the Company’s ongoing working capital requirements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following five material weaknesses, which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We had a significant number of audit adjustments during last two years. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure was due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

4. The Company did not effectively monitor access to or maintain effective controls over changes to, certain financial application programs and related data. This control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5. The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 as a result of the material weaknesses listed above.

Inherent Limitations Over Internal Controls
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers
As part of the Company’s earlier and herein previously disclosed restructuring of June 6, 2007, as part of the restructuring, (i) each of the two largest holders of the Company’s new Series B Preferred Stock have the right to designate one of the Company's directors, (ii) a majority in interest of the holders of the Company’s Senior Secured Convertible Notes also have the right to designate two directors, (iii) the Board of Directors of the Company adopted an amendment to the Bylaws of the Company providing that the number of directors of the Company would not be less than one nor more than seven (7), the exact number to be fixed from time to time by resolution of the Board of Directors, (iv) Messrs. Gregory E. Ballard, Danny M. Dunnaway and Joseph L. Stephens resigned as directors of the Company, and E. Key Ramsey, prior to his resignation, as the sole remaining director, appointed John S. Gross to fill one of the vacancies on the Board of Directors, (v) the Board of Directors appointed Steven B. Lord and Stephen R. Wilson to two of the vacancies on the Board of Directors, and (vi) the Company, pursuant to an employment agreement, employed Steven B. Lord as its President and Chief Executive Officer. In addition, effective January 2, 2008, Susan R. Walker, the Company’s prior chief financial officer was replaced by Donald A. Bernard who was elected executive vice president, chief financial officer and secretary and Kenneth L. Ivey was elected executive vice president and chief operating officer.

The following table sets forth as of March 15, 2008 the directors and executive officers of the Company, their ages, positions held and the date the position was first held.

NAME	AGE	POSITION	Date Position First Held
Steven B. Lord	39	President, Chief Executive Officer and Director	June 6, 2007

Kenneth L. Ivey	38	Executive Vice President and Chief Operating Officer	January 2, 2008

Donald A. Bernard	75	Executive Vice President, Chief Financial Officer and Secretary	January 2, 2008(1)

John S. Gross	47	Director	June 6, 2008

Stephen R. Wilson	60	Director	July 9, 2008

(1) From October through December 2007, Mr. Bernard served as a paid consultant to the Company on a monthly retainer of $5,000.

Our directors hold office until the next annual meeting of our shareholders or until their successors is duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

•
Mr. Lord is an analyst, editor and publisher of investment-related publications. He was the founder and Chief Investment Strategist for the Trend Investment Group (TIG), a joint venture with Agora Publishing, and was the editor of the group’s flagship publication, Trend Investor. Prior to founding TIG, he worked with New York-based financial services company Leeb Group as founding editor of Emerging Investments, a service dedicated to small-capitalization stocks and emerging markets, and as contributing editor to Leeb's main publication, The Complete Investor. In addition, Mr. Lord served on the investment committee of Leeb's capital management division. Beforehand, he was a partner in New York-based financial services company L.M. Waterhouse, Inc., for five years.

•
Mr. Ivey has a master’s degree of engineering science in computer science and has been with Knobias since 1999 having served from 1999 through June 2007 as Chief Information Officer with the responsibility for the design and implementation of all IT technical aspects of the Company’s products and operations. Prior to his current role, from July 2007 through December 2007, Mr. Ivey served was appointed as a Vice President and our General Manager of Operations. Before joining Knobias in 1999, Mr. Ivey was the manager of network support at the University of Mississippi Medical Center.

•
Mr. Bernard is a certified public accountant. In 1992, he together with two other partners founded CoActive Marketing Group, Inc. and from the company’s formation through 2006, served as its executive vice president, chief financial officer and secretary and subsequent thereto continues to be employed as a consulting vice president on as needed basis. Prior to 1992, Mr. Bernard has had extensive business and financial experience having been the founder, president and chief executive of a multi-national equipment leasing and finance company, the chief financial officer and subsequently president and chief executive officer of the United States subsidiary of a long established diversified multi-national publicly held British company and having initially started his career working as a certified public accountant for in excess of six years with one of the then “big eight” accounting firms.

•
Mr. Gross has served as Executive Vice President and Chief Financial Officer of Majesco Entertainment Company since July 12, 2005. Majesco Entertainment Company, a reporting company under the Securities Exchange Act of 1934, provides interactive entertainment products in the United States and internationally. It offers video game software and other digital entertainment products. From December 2000 through June 2005, Mr. Gross served as Vice President, Corporate Development, for FactSet Research Systems Inc. Prior to such time, Mr. Gross served as Chief Financial Officer of Rare Medium and FactSet and held senior financial positions at PepsiCo, Reader’s Digest and Cadbury Schweppes.

•
Mr. Wilson is currently a partner with Camelot Equity Partners, Darien, Connecticut. From May 2001 to February 2006, Mr. Wilson was Executive Vice President, Chief Financial Officer and Chief Administrative officer at Footstar, Inc. He has also served as Executive Vice President and Chief Financial Officer of Bridge Information Systems, Reader’s Digest Association and RJR Nabisco. His additional prior experience includes senior management and financial positions at Cadbury Beverages North America and Pepsico Inc. He is currently a director of Majesco Entertainment Company.

Family Relationships

There are no family relationships among any of our directors and executive officers. Except as described above, no other arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control in the future.

Involvement in Certain Legal Proceeding

To the best of our knowledge, we believe that no officer, director or control person of the Company has during the last five years:

•
Been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities and or commodities;

•
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses;

•
Been found by a court of competent jurisdiction (in a civil action) the Securities and Exchange or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements.

Limitation of Liability of Officers and Directors

Our Second Amended and Restated Certificate of Incorporation provides that we will indemnify our officers, directors, employees, and agents to the fullest extent permitted by the Delaware General Corporate Law. Under the Delaware General Corporate Law, other than in actions brought by or in the right of the corporation, such indemnification would apply if it were determined in the specific case that the proposed indemnitee acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, if such person had no reasonable cause to believe that the conduct was unlawful. In actions brought by or in the right of the corporation, such indemnification probably would be limited to reasonable expenses (including attorneys' fees) and would apply if it were determined in the specific case that the proposed indemnitee acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made with respect to any matter as to which such person is adjudged liable to the corporation, unless, and only to the extent that, the court determines upon application that, in view of all the circumstances of the case, the proposed indemnitee is fairly and reasonably entitled to indemnification for such expenses as the court deems proper. To the extent that any director, officer, employee, or agent of ours has been successful on the merits or otherwise in defense of any action, suit, or proceeding, as discussed herein, whether civil, criminal, administrative or investigative, such person must be indemnified against reasonable expenses incurred by such person in connection therewith. Accordingly, we are providing such required indemnification.

Director Independence

Our Board of Directors is currently composed of three directors, of which the Board of Directors has determined that each of the following two directors is an “independent director” as defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers (the “NASD listing standards”): John S. Gross and Stephen R. Wilson and that each of these independent directors, as members of the three committees listed below meets the independence requirements applicable to those committees prescribed by the NASD listing standards and the Securities and Exchange Commission, as currently in effect.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating Committee. The primary responsibilities of each of these committees and their members are listed below.

Audit Committee
The Audit Committee is composed of John S. Gross and Stephen R. Wilson. The Audit Committee oversees the Company’s accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance and assesses the qualifications of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10KSB; and discuss with management and the independent auditors the results of the annual audit and the results of the Company’s quarterly financial statements but is not responsible for their content. Both Messrs. Gross and Wilson qualify as an “audit committee expert” as such term is defined in Item 401(h) of Regulation S-K. During the past year the audit committee had one meeting.

The Audit Committee operates pursuant to a charter which has recently been duly adopted by the Board of Directors. A copy of the charter can be viewed on the Company’s website at http://www.knobias.com.

Compensation Committee
We did not have a Compensation Committee in 2007. The recently constituted Compensation Committee is composed of Stephen R. Wilson and John S. Gross. The Compensation Committee is responsible for determining the compensation packages of the Company’s executives. The Compensation Committee acts on behalf of the Board of Directors to review, adopt and oversee the Company’s compensation strategy, policies, plans and programs including: establishment of corporate and individual performance objectives relevant to the compensation of the Company’s executive officers, other senior management and directors and evaluation of performance in light of these stated objectives; review and approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of the Company’s Chief Executive Officer and the other executive and directors; and administration of the Company’s equity compensation plans.

The Company, on behalf of the Compensation Committee, from time to time may retain the services of an outside compensation consultant to review and make recommendations with regard to executive compensation.

The Compensation Committee operates pursuant to a charter which has recently been duly adopted by the Board of Directors. A copy of the charter can be viewed on the Company’s website at http://www.knobias.com.

Nominating Committee
We did not have a Nominating Committee in 2007. The recently constituted Nominating Committee is composed of Stephen R. Wilson, John S. Gross and Steven B. Lord. The Nominating Committee is responsible for, among other things, identifying individuals qualified to become members of the Board of Directors, and recommending to the Board of Directors individuals for nomination as Board members.

As part of the Company’s June 6, 2007 restructuring, each of the two largest holders of the Company’s new Series B Preferred Stock have the right to designate one of the Company's directors, and a majority in interest of the holders of the Company’s Senior Secured Convertible Notes also have the right to designate two directors, Both John S. Gross and Stephen R. Wilson are the designated members to the Company’s Board of Directors of the majority interest holders of the Company’s Series B Preferred Stock.

The Nominating Committee operates pursuant to a charter which has recently been duly adopted by the Board of Directors. A copy of the charter can be viewed on the Company’s website at http://www.knobias.com.

Code of Ethics
We did not adopt a Code of Ethics in 2007. A Code of Ethics contains written standards that are designated to deter wrongdoing and to promote honest and ethnical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code.

The Company in concert with its Board of Directors is currently in the process of compiling for adoption a Company Code of Conduct which satisfies the requirements of a “code of ethics” under applicable Securities and Exchange Commission rules.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the years ended December 31, 2007, 2006 and 2005 compensation awarded or earned by Steven B. Lord, the Company’s Chief Executive Officer; E. Key Ramsey, Chief Executive Officer of the Company during a portion of 2007; and Susan R. Walker, the Company’s Chief Financial Officer during 2007; (collectively, the “Named Executive Officers”). Other than the Named Executive Officers, the Company had no executive officers serving in such capacity at December 31, 2007 whose total compensation exceeded $100,000.

	SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS			PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/ SARS (#)		LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
E. Key Ramsey, President and	2007	116,442	0	0	0	0		0	0
Chief Executive Officer (until	2006	175,000	0	0	0	0		0	0
June 2007)	2005	175,000	0	0	0	250,000		0	0

Gregory E. Ballard, Vice President	2007	121,154	0	0	0	0		0	0
and Chief Operating Officer (until	2006	175,000	0	0	0	0		0	0
July 2007)	2005	175,000	0	0	0	250,000		0	0

Steven B. Lord, President and
Chief Executive Officer
(since June 2007)	2007	111,077	0	0	0	404,741	(1)	0	0

Susan R. Walker, Chief Financial
Officer (until January 2008)	2007	88,662	0	0	0	0		0	0

(1) Pursuant to a three year employment agreement dated June 6, 2007, Mr. Lord was employed by the Company as its President and Chief Executive Officer. The employment agreements provides for an initial annual salary of $190,000, (i) the grant of stock options to purchase 4.5% of the Company’s common stock on a fully diluted basis after giving effect to the conversion of the notes to be issued as part of the Company’s June 2007 capital restructuring and the conversion of all of the Company’s preferred stock, and (ii) the grant of an additional options to purchase up another 4.5% of the Company’s common stock, on the same diluted basis as aforementioned, subject to and on achieving pre-established earnings levels. The value of these options under SFAS 123(R) (see Note C) was $1,190,000 each, of which none has vested and the Company has expensed $183,000 during the year ended December 31, 2007.

Option/SAR Grants in Last Fiscal Year

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable		($)

Steven B. Lord	-	404,741	0	0.622	2017	0	0	0	0

Compensation of Directors

Our directors have not received any compensation for their service to our Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2008, the Company's authorized capitalization consisted of 100,000,000 Shares, comprised of (i) 95,000,000 shares of Common Stock, of which 530,389 shares were issued and outstanding; and (ii) 5,000,000 shares of Preferred Stock, 2,000,000 of which have been designated as Series A Preferred Stock, of which 541,667 were issued and outstanding, and 600,000 of which have been designated as Series B Preferred Stock, of which 517,520 were issued and outstanding. Holders of shares of capital stock have no preemptive rights to acquire or subscribe to any additional Shares.

Pursuant to our current Certificate of Incorporation and the provisions of the Delaware General Corporation law (the “DGCL”), the holders of the Preferred Stock vote with the holders of the Common Stock together, and not as a separate class, and are entitled to vote on all matters submitted to the stockholders. Each share of Common Stock entitles its holder to one vote on each matter submitted to the stockholders. Each share of Series A Preferred Stock and Series B Preferred Stock entitles its holder to such number of votes as is equal to the number of shares of Common Stock then issuable upon the conversion of the Series A Preferred Stock or Series B Preferred Stock, as the case may be.

The following table presents information, to the best of the Company's knowledge, relating to the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock as of the Record Date, by those persons known to beneficially own more than 5% of each class of such shares and by its directors and executive officers.

Name and Address	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number		%	Number		%	Number		%

Beneficial Owners
E. Key Ramsey P.O. Box 2785 Ridgeland, MS 39158	51,995	(1)	9.8	0		0	8,000		1.5

Gregory E. Ballard P.O. Box 2785 Ridgeland, MS 39158	52,709	(2)	9.9	0		0	8,000		1.5

Danny M. Dunnaway 875 Northpark Drive, Bldg. 2, Suite 500 Ridgeland, MS 39157	30,749	(3)	5.8	0		0	0		0

Duncan Capital Grp, LLC 420 Lexington Ave Ste 450 New York, NY 10170	96,988	(4)	18.3	250,000	(4)	46.1	7,500	(4)	1.4

CAMOFI Master LDC 350 Madison Avenue 8th Floor New York, NY 10017	0		0	83,333		15.4	201,058.4		38.8

Bushido Capital Partners, Ltd. 145 East 57th Street 11th Floor New York, NY 10022	0		0	208,333		38.5	96,147		18.6

BCMF Trustees, LLC 145 East 57th Street 11th Floor New York, NY 10022	0		0	0		0	156,311		30.2

ACM SPV, LLC 152 West 57th Street 19th Floor New York, NY	0		0	0		0	31,392		6.0

Directors and Executive Officers
John S. Gross 415 Bedford Road Suite 104 Pleasantville, NY 10570	0		0	0		0	0		0

Steven B. Lord 415 Bedford Road Suite 104 Pleasantville, NY 10570	0	(5)	0	0		0	0		0

Donald A. Bernard 415 Bedford Road Suite 104 Pleasantville, NY 10570	0		0	0		0	0		0

Stephen R. Wilson 1070 Park Avenue New York, NY 10128	0		0	0		0	0		0

All Directors and Executive Officers as a Group	0		0	0		0	0		0

* Less than 1% of the class.

(1) Includes (i) 44,413 shares owned individually and (ii) 8,282 shares held by Ramsey Children's' Trust.
(2) Includes (i) 42,292 shares owned individually and (ii) 11,042 shares held by Ballard Children's Trust.
(3) Includes (i) 3,044 shares through Danny M. Dunnaway, LLC in which Mr. Dunnaway owns a 90% membership interest; (ii) 861 shares owned by Mr. Dunnaway as custodian for a minor child; (iii) 2,511 shares held in an IRA account for Mr. Dunnaway; (iv) 8,510 shares owned by his wife; (v) 1,735 shares held in an IRA account for his wife; (vi) 4,130 shares owned by Danny M. Dunnaway Charitable Remainder Unitrust; (vii) 4,130 shares owned by the Danny M. Dunnaway Foundation; and (viii) 13,586 shares owned individually.
(4) Duncan Capital Group, LLC owns 41,667 shares of Series A Preferred Stock, and Bridges and PIPES, LLC owns 208,333 shares of Series A Preferred Stock and 7,500 shares of Series B Preferred Stock. In connection with the recent Restructuring transactions, certain holders of the Series A Preferred Stock elected to convert their shares of Series A Preferred Stock into shares of Common Stock, at the rate of 124.623 shares of Common Stock for every share of Series A Preferred Stock. However, neither Duncan Capital Group, LLC nor Bridges and PIPES, LLC made such election.
(5) Excludes options to purchase 404,741 options to purchase shares of the Company’s Common Stock which were awarded pursuant to Mr. Lord’s employment agreement with the Company. The options vest ratably over three years commencing with the first anniversary of Mr. Lord’s employment, in June 2008.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In conjunction with the Company’s capital and debt restructuring of June 2007, CAMOFI Master LDC (“CAMOFI”), in addition to being a holder of the Company’s common stock and series A and B preferred stock, purchased a majority of the Company’s senior secured convertible notes. Based on the voting and conversion rights of these securities, CAMOFI may be deemed to be a controlling shareholder of the Company.

PART IV

ITEM 13. EXHIBITS

Exhibit No. Description

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

3.7 Certificate of Designation of Series B Convertible Preferred Stock of Knobias, Inc., filed as an exhibit 3(a) to the current report on Form 8-K filed with the Commission on June 13, 2007 and incorporated herein by reference.

3.8 Amended and Restated Certificate of Incorporation of Knobias, Inc., filed as an exhibit 3(a) to the current report on Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference.

3.9 Amendment to Bylaws of Knobias, Inc. filed as an exhibit 3(c) to the current report on Form 8-K filed with the Commission on June 13, 2007 and incorporated herein by reference.

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

4.5 Placement Agent Agreement dated as of November 15, 2004, by and among Cornell Capital Partners, LP, the Company and incorporated herein by reference.

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

4.33 Securities Purchase Agreement dated as of June 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.34 Senior Secured Convertible Note of Knobias, Inc., due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.35 Registration Rights Agreement dated June 6, 2007, due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.36 Exchange Agreement dated June 6, 2007, due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.37 Series A Amendment Agreement and Consent dated June 6, 2007, due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.38 Subordinated Promissory Note from Knobias, Inc. to the Bank of Brookhaven, due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

4.39 Subordinated Promissory Note from Knobias, Inc. to Timothy Aylor, due June 6, 2010, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

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

10.12 Security Agreement dated June 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

10.13 Subsidiary Agreement and Guarantee dated June 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

10.14 Employment Agreement between Knobias, Inc. and Steven B. Lord, dated June 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 13, 2007, and incorporated herein by reference.

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $87,100 and $58,700 respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

Consistent with the policies and guidelines of the Securities and Exchange Commission regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre- approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

KNOBIAS, INC.

Dated: April 15, 2008	By:	/s/ Steven B. Lord
Steven B. Lord
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donald A. Bernard
Donald A. Bernard
Chief Accounting Officer (Principal
Accounting Officer)and Chief Financial
Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven B. Lord	Chief Executive Officer,
Steven B.Lord	President and Director	April 15, 2008

/s/ Donald A. Bernard	Executive vice President,
Donald A. Bernard	Chief Financial Officer and
	Secretary	April 15, 2008

/s/ John S. Gross	Director	April 15, 2008
John S. Gross

/s/ Stephen R. Wilson	Director	April 15, 2008
Stephen R. Wilson