Form 10-Q
period 2008-03-31
KNOBIAS, INC.
filed 2008-05-09
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 000-33315

KNOBIAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3968990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Bedford Road Pleasantville, New York	10570

(Address of principal executive offices)	(Zip code)

(914) 495-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 9, 2008, the number of shares outstanding of the registrant’s common stock was 530,389 shares.

KNOBIAS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2008

KNOBIAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)

Assets

Current assets:
Cash	$158,748	$42,276
Accounts receivable, net	108,708	97,420
Prepaid expenses	10,731	14,391

Total current assets	278,187	154,087

Property and equipment, net	132,056	146,465

Other assets	14,092	13,438

Total assets	$424,335	$313,990

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$412,717	$243,166
Accrued liabilities	668,643	689,550
Short-term debt	1,170,238	468,700
Current portion of long-term debt	75,996	75,996

Total current liabilities	2,327,594	1,477,412

Long-term debt	150,657	168,955

Total liabilities	2,478,251	1,646,367

Stockholders' deficit:

Series A Convertible Preferred stock, $0.01 par value;2,000,000 shares authorized; 541,666 shares issued and outstanding (liquidation preference of $650,000)	$650,000	$650,000

Series B Convertible Preferred stock, $10 stated value, 600,000 shares authorized; 517,520 issued and outstanding (liquidation preference of $5,692,720)	10,857,071	10,857,071

Common Stock, $0.01 par value; 95,000,000 shares authorized; 530,389 shares issued and outstanding	5,304	5,304

Additional paid-in capital	13,622,839	13,538,581

Accumulated deficit	(27,189,130)	(26,383,333)

Total stockholders' deficit	(2,053,916)	(1,332,377)

Total liabilities and stockholders' deficit	$424,335	$313,990

See accompanying notes

KNOBIAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$436,687	$549,454

Operating Expenses
Product related costs	487,563	596,994
Selling, general and administrative	492,465	332,101
Depreciation and amortization	14,852	13,961
Total expenses	994,880	943,056

Loss from operations	(558,193)	(393,602)

Interest expense, net	(247,604)	(87,949)

Net loss	$(805,797)	$(481,543)

Loss per share (basic and diluted)	$(1.52)	$(0.93)

Basic and diluted weighted average number of shares outstanding	530,389	520,525

See accompanying notes

KNOBIAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(805,797)	$(481,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,852	13,961
Provision for doubtful accounts	15,000	15,000
Amortization of debt discount and imputed interest	186,537	-
Stock based compensation costs	84,258	-
Changes in operating assets and liabilities:
Accounts receivable	(26,288)	58,628
Prepaid expenses	3,660	(228)
Other assets	(654)	704
Accounts payable and accrued liabilities	148,644	42,572

Net cash used in operating activities	(379,788)	(350,906)

Cash flows used in investing activities:
Capital expenditures	(443)	(7,165)

Net cash used in investing activities	(443)	(7,165)

Cash flows from financing activities:
Repayment of debt	(19,001)	(51)
Proceeds from debt	515,704	410,000

Net cash provided by financing activities	496,703	409,949

Net decrease in cash	116,472	51,878

Cash, beginning of period	42,276	30,255

Cash, end of period	$158,748	$82,133

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest	$3,680	$429
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common	$-	$500,000
Issuance of warrants upon cashless exercise	$-	$61

See accompanying notes

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE A - MANAGEMENT'S REPRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Knobias, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Rule 8-3 of Regulation S-X promulgated by the Securities and Exchange Commission . Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE B - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

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

NOTE C - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $805,797 during the three months ended March 31, 2008 and has a working capital deficit of $2,049,407 as of March 31, 2008. In addition, as noted below, the Company is not in compliance with its senior secured convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company; however, there can be no assurance of the Company achieving profitable status, improving its liquidity, and or being provided with additional equity. Should the Company be unsuccessful in achieving the aforementioned, it may have difficulty continuing as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company entered into a restructuring agreement in June 2007 which provided it with $2,230,563 during 2007 from the proceeds of senior secured convertible debt including the conversion of interest expense due on the debt during 2007 in the amount of $109,278 to senior secured convertible debt. From January through March 31, 2008, the Company’s principal senior secured convertible debt holder has funded the Company’s working capital requirements on a month to month basis in the aggregate of $515,704 and subsequently provided the Company with additional proceeds in the amount of $170,000 through April 30, 2008. The Company is also actively marketing its products in order to increase its customer base and revenues. To support this effort, on January 2, 2008, the Company employed a senior vice president of marketing and sales and while management believes that with adequate additional funding the Company will be able to increase its subscriber base and ultimately report profitable operating results, there can be no assurance that either additional funding will be available or otherwise utilized adequately and or that these sales efforts will be successful.

As of March 31, 2008 and to date, the Company has not been in compliance and continues to be in non-compliance with its senior secured convertible note obligations to pay the interest due on the notes ($52,601 as of March 31, 2008) and file a timely Registration Statement. In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company has requested that its note holders grant the Company a waiver of its events of non-compliance, and the Company is currently in discussions with its note holders regarding a possible waiver of existing non-compliance and the Company’s ongoing needs of additional working capital.

The Company is also currently in discussions with several other potential investors to obtain financing for working capital purposes; however, there can be no assurance that funding will be available to the Company at the time it is needed or in the amount necessary to satisfy its needs, or, if funds are made available, that they will be available on terms that are favorable to the Company. If the Company is unable to secure financing when needed, its business may be materially adversely affected and it may be required to cease all or a substantial portion of its operations. If the Company issues additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, recoverability of long-lived assets, and the valuation of stock options, warrants, embedded conversion features and deferred taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and debt approximate their fair value due to their short-term maturities.

Accounts Receivable and Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentration of credit risk consist primarily of cash and trade receivables. The Company places its cash with credit quality institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit.

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at March 31, 2008 and Deeember 31, 2007, is approximately $96,000 and $135,000, respectively.

As of March 31, 2008, the Company had four customers who, in the aggregate, accounted for approximately 52% of its accounts receivable. In addition, for the three months ended March 31, 2008, two of the aforementioned customers together with another customer, accounted for approximately 23%, of the Company’s revenues. As of December 31, 2007, the Company had three customers who, in the aggregate, accounted for approximately 47% of its accounts receivable. For the three months ended March 31, 2007, the Company had one customer which represented 15% of its revenues.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of property and equipment, and website and data development costs, whenever events and circumstances indicate a potential impairment. If indicators of impairment are present, and the undiscounted cash flows to be derived from the use and eventual disposal of the related assets are not expected to be sufficient to recover the asset's carrying amount, impairment loss is charged to operations in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value of such asset, as determined based upon the related discounted cash flows. There can be no assurance, however, that demand for the Company’s products and services will continue, which may result in impairment losses in the future.

Business Segment

The Company operates in a single business segment which consists of the compiling of externally obtained and internally generated financial data and information into a Company platform which is made available to customers for their internal use and otherwise enabling the Company to provide a non-subscribing customer a source from which to release a message to the public.

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable ($38,693 at March 31, 2008 and $39,245 at December 31, 2007) and is included in accrued liabilities in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.

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

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies" relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three month periods ended March 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and stock based compensation expense for share-based payment awards granted subsequent to December 31, 2005 was recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated weighted average forfeiture rate for the three month periods ended March 31, 2008 and 2007 of 0% was based on estimated future forfeitures.

Description of Company’s 2004 Stock Incentive Plan

The Company's 2004 Stock Incentive Plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of March 31, 2008, the Company is authorized to issue up to 5,000,000 shares under the plan. In connection with the Company’s June 2007 capital and debt restructuring, all prior holders of options and warrants agreed to cancel their outstanding options and warrants and on June 6, 2007, the newly appointed chief executive officer of the Company was awarded 404,741 incentive options (intended to represent 4.5% of the Company’s fully diluted common stock after giving effect to the conversion of $3 million of senior secured convertible debt to be raised pursuant to the restructuring) which vest ratably on each of the three years ending June 6, 2008, 2009 and 2010. In addition, the chief executive officer was awarded the right to receive an additional 404,741 of options which would vest annually from December 31, 2008 through December 31, 2010 based on the Company achieving performance milestones pre-determined the Company’s board of directors. In connection with the Company’s January 2008 new appointments of a executive vice president and chief operating officer, a executive vice president and chief financial officer, and a senior vice president of marketing and sales, on January 26, 2008, ten year incentive stock options were granted to the appointees to purchase 50,000 shares, 250,000 shares and 100,000 shares, respectively, of the Company’s common stock at an exercise price equal to the January 26, 2008 to be determined fair market value of the Company’s Common Stock. For the three months ended March 31, 2008, the Company has recognized $84,258 as compensation cost solely with respect to the incentive options and has not recognized any compensation cost related (i) to the performance based options, as the vesting of these options is currently deemed unlikely, (ii) or to 400,000 options granted in 2008 as these options have as yet not had their strike price established. Accordingly, at March 31, 2008, of the 5,000,000 share options authorized for issuance, 404,741 options were outstanding and 804,741 were reserved for potential future issuance based on performance pursuant to an executive’s employment agreement, thereby leaving 3,790,518 shares available for grant.

As of March 31, 2008, there was approximately $923,000 of unrecognized compensation cost (not including approximately $1,190,000 related to performance based options and a currently undeterminable amount related to options granted in 2008) related to employee and director stock option compensation arrangements. The unrecognized cost is expected to be realized on a straight-line basis over the next 2.2 years.

Stock-based compensation expense, net of estimated forfeitures, related to employee and director stock options under SFAS 123(R) in the amount of $84,258 has been included in selling, general and administrative expenses for the three months ended March 31, 2008. For the three months ended March 31, 2007, no such expense was incurred.

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

Prior Year Reclassifications

For the three months ended March 31, 2007, revenue in the amount of $97,671 previously reported as information provisioning revenue and revenue in the amount of $451,783 previously reported as subscriptions revenue have been combined and reported as revenues in the Company’s 2008 statement of operations presentation. In addition, an allowance for doubtful accounts in the amount of $15,000, previously included in revenues reported for the quarter ended March 31, 2007, has been reclassified and included in general and administrative expenses for 2007.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 9,573,931 and 42,050 and as of March 31, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

NOTE E - DEBT
Long-term debt at March 31, 2008 and December 31, 2007, consists of the following:

	March 31, 2008	December 31, 2007
Capital lease, due in 36 equal consecutive monthly payments of $1,016, inclusive of 11.8% interest, through November 30, 2010	$33,524	$36,572

Subordinated Note payable, due in 48 equal consecutive monthly payments of $1,479 through May 2011, 0% stated interest rate, 6% imputed interest rate.	56,208	60,745
Less imputed interest not yet earned	(5,120)	(5,923)
	51,088	54,822
Subordinated Note payable to a bank, interest at prime plus 1% (6.25% at March 31, 2008 and 8.25% at December 31, 2007), maturing on May 1, 2011, due in monthly installments of $3,839 plus interest	142,041	153,557
Total	226,653	244,951
Less: current portion of long-term debt	(75,996)	(75,996)
Long-term debt	$150,657	$168,955

Short-term debt at March 31, 2008 and December 31, 2007, consists of the following:

Senior secured convertible notes, due June 6, 2010, interest at prime plus 2.75% per annum (8.0% at March 31, 2008 and 10.0% at December 31, 2007), Interest payable monthly, convertible at $0.62 per share, secured by substantially all Company assets	$2,230,563	$2,230,563
Less discount for beneficial conversion feature (net of accumulated amortization of $493,211 at March 31, 2008 and $307,377 at December 31, 2007)	(1,576,029)	(1,761,863)
	654,534	468,700
Loans advanced, no due date or interest rate designated, assumed interest rate same as senior secured convertible note at prime plus 2.75% per annum (8.0% at March 31, 2008)	515,704	-

Short-term debt	$1,170,238	$468,700

Loans advanced at March 31, 2008, represent the aggregate of cash proceeds of monthly advances to the Company by the majority holder of the Company’s Senior Secured Convertible Notes for the Company’s working capital requirements. To date, repayment terms and rate of and payment of interest have not been stated.

At March 31, 2008, the Company was not in compliance with the provisions of its Senior Secured Convertible Notes. As such, the entire outstanding balance of these Notes is included as a current liability in the Company’s condensed consolidated balance sheets and the Company accrued additional interest expense for the non-payment of interest due on the Notes at a late fee rate of 18% per annum in the amount of $1,593 for the three months ended March 31, 2008. .

In connection with issuance of the Senior Secured Convertible Notes, the Company recognized an embedded beneficial conversion feature (“BCF”). $2,069,240 was recorded as a discount attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF is being amortized as interest expense, on a monthly basis from the date that the debt was incurred through June 2010. For the three months ended March 31, 2008, the Company amortized $185,834 related to the debt discount.

With respect to the Senior Convertible Notes, additional terms and conditions, among others, consist of the following:

•	past due interest entails a late fee at the rate of 18% per annum.

•
at any time after the second anniversary of the issuance of the notes, the Company may prepay, in cash, all of the notes at 115% of the principal amount thereof plus accrued interest to the date of repayment, and may apply any sinking fund payments previously made toward such prepayment;

•
beginning on July 1, 2008, the Company is to make a monthly sinking fund payment equal to 1/36th of the principal amount of the notes ($61,960 at March 31, 2008) plus accrued but unpaid interest ($52,601 at March 31, 2008), the sum of all liquidated damages and any other amounts then owing under the notes; and

•
the Company may not (i) enter into, create, incur, assume or suffer to exist any indebtedness or liens of any kind, other than indebtedness owed to the above noted subordinated note holders, (ii) amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the notes (iii) repay, repurchase or offer to repay, repurchase, make any payment in respect of or otherwise acquire any of its Common Stock, Preferred Stock, or other equity securities, (iv) engage in any transactions with any officer, director, employee or any affiliate of the Company, in excess of $10,000 other than (a) for payment of salary or consulting fees for services rendered, (b) reimbursement for expenses incurred on behalf of the Company, (c) for other employee benefits, including stock option agreements under any stock option plan of the Company and (d) transactions with the holders of the notes and;

•
the Company is obligated to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of 125% of all the shares to be issued on conversion of the convertible notes within 120 days subsequent to the completion of the $3,000,000 sale of the convertible notes. At March 31, 2008 and to date, the Company has not been in compliance with its convertible note obligations to file a timely Registration Statement and pay interest on the Notes. In order to cure its existing non compliance, the Company has requested that the majority principal convertible note holder grant the Company a waiver of its non-compliance and that the Securities Purchase Agreement and related convertible notes be amended respectively to increase the amount of convertible notes to be offered to provide for and assure the subscription to such increase or otherwise provide for the ongoing financing requirements of the Company. The Company is currently in discussions with its note holders to provide a cure for the existing non-compliance and its further continuance.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Accrual for pending litigation (see Note J)	$451,855	$451,855
Accrual for legal and accounting fees	48,427	72,000
Accrued vendor expenses	68,112	102,786
Deferred revenue	38,693	39,245
Accrued interest	57,388	-
Accrued employee expenses	4,168	23,664
Total accrued liabilities	$668,643	$689,550

NOTE G – STOCKHOLDERS’ EQUITY

Series A Preferred Stock
In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock (“Series A”) for $1.20 per share. In February 2007, one of the Company’s preferred shareholders converted all of its 416,667 Series A with a recorded value of $500,000 into 16,667 shares of the Company’s common stock. The terms of the Series A were amended with the issuance of Series B Preferred Stock in June 2007. Series A will rank junior to all other series of preferred stock created and issued from time to time. There will be no stated dividend provided for holders of Series A. After payment of any liquidation preference to the holders of preferred stock that rank senior to the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of common stock, Series A Preferred Stock and any other series of participating preferred stock on an “as converted” basis up to a maximum of $1.20 per share of Series A Preferred Stock (the “Liquidation Value”). Each share of the Series A may be converted at any time at the option of the holder into the number of shares of common stock equal to the Liquidation Value divided by $.30. As a result, at March 31, 2008, the outstanding Series A shares were convertible into approximately 2,166,667 shares of common stock. At any time, the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.

Series B Convertible Preferred Stock
The Company has authorized 600,000 shares of Series B Convertible Preferred Stock (“Series B”) with a stated value of $10 share (the “Stated Value). Series B ranks senior to the common stock, Series A Preferred Stock, and to all other classes of equity, which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as and when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly. Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends (the “Liquidation Preference”). After payment of this preference, remaining assets will be distributed pro rata on an “as converted” basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and non-assessable shares of common stock. The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued but unpaid dividends and divided by (iii) $1.43. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The Company may redeem, at its option, the Series B Preferred Stock, at any time or from time to time, in whole or in part, at a redemption price equal to 1.1 times the per share Liquidation Preference, plus accrued and unpaid dividends, if any, to the date of redemption As long as 125,000 shares of Series B are issued and outstanding, the holders of the majority of the then outstanding shares of Series B, voting exclusively and as a separate class to the exclusion of all other classes of the Company’s voting stock, will have the right to designate and elect two members of the board of directors. Otherwise, the holders of Series B and common stock will vote together and not as a separate class and on an “as converted” basis. In connection with the Company’s debt restructuring (See Note H), the Company issued 463,810 shares of Series B for the conversion of notes payable approximating $4.6 million of principal, accrued interest and penalties, and 37,710 shares for additional consideration to transact the restructuring and recorded as interest expense valued at $791,119. In June 2007, the Company issued 16,000 shares of Series B in connection with severance payments to former employees. The estimated fair value of the Series B shares was $335,665, based on the estimated fair value of the underlying common shares on the measurement date. At March 31, 2008, the Series B shares were convertible into approximately 3,620,000 shares of common stock. We are obligated to file with the Securities and Exchange Commission a registration statements covering the resale of the shares of common stock issued upon conversion of our Series B Preferred Stock. Under the terms of the various registration rights agreements executed by us in connection with these financing agreements, if we fail to timely file such registration statements or are unable to cause such registration statements to become effective on a timely basis, we are obligated to make certain payments as liquidated damages to the holders of such securities. We are currently in not incompliance with our Senior Secured Convertible Notes for a failure to have required registration statements declared effective and a failure to have paid interest.due on the Senior Secured Convertible Notes during the three months ended March 31, 2008. There can be no assurance that (i) when and if we file registration statements that such statements will be declared effective by the Securities and Exchange Commission or that any claim for liquidated damages can or will be mitigated without material adverse consequences for the Company which could prevent it from staying in business, and (ii) that we will be able to pay past due interest payments in order to prevent adverse consequences for the Company which could prevent it from staying in business.

Common Stock
The Company is authorized to issue 95,000,000 shares of its common stock and has 530,389 shares outstanding at March 31, 2008. Holders of the Class A common stock are entitled to one vote per share.

Stock Options
At March 31, 2008, the Company had approximately 1,209,482 options outstanding and reserved for issuance, 809,482 of which are at an exercise price of $0.62 per share and the remaining 400,000 of which are awaiting determination of an exercise price (see Note D).

Warrants
At March 31, 2008, the Company did not have any warrants issued and outstanding.

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

NOTE J – LEGAL PROCEEDINGS

In 2007, the Company had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from an employee, employed by Knobias during 2006, in compliance to withhold income for support. The Company has accrued for these judgments (see Note F). With regard to the New York State judgment, the Company is in the process of negotiating a mitigation of the overall judgment, especially with respect to the penalties involved, with the Workmen’s Compensation Board. As to the Illinois and related Mississippi judgment, the Appellate Court of the State of Illinois, on May 1, 2008, denied the Company’s appeal of the Illinois judgment. As such, the Company intends to further appeal the judgment to the Illinois Supreme Court. There can be no assurance that the Company will receive a favorable response to its appeal or otherwise be able to recover any amounts from its insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments or that the Company will be able to negotiate an acceptable settlement of the New York State judgment. Failure of the Company receiving a favorable ruling on its appeal in Illinois and or otherwise having insurance coverage or negotiating an acceptable settlement of both judgments could have a material adverse affect on the Company’s cash flows and business.

NOTE K – SUBSEQUENT EVENTS

On April 1, 2008, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP pursuant to which, in addition to other services, the party will primarily assist the Company in identifying sources and facilitating transactions which enable the Company to increase its capital base and provide for the Company’s ongoing working capital requirements.

On April 16, 2008, the Company received notification from the Financial Industry Regulatory ("FINRA") that its common stock would be removed from quotation on the OTCBB, effective at the open of business April 25, 1008. This action was taken pursuant to NASD Rule 6530(e) that, in part, provides that if an issuer is delinquent in its reporting obligations under the Securities Exchange Act of 1934, as amended, three times in any 24-month period, it will be ineligible for quotation on the OTCBB for a period of one year. The Company had previously filed a Form 12b-25 with respect to its 2007 Annual Report on Form 10-KSB, and the Form 10-KSB was submitted for filing shortly before the deadline on April 15, 2008; however, the filing was rejected due to a faulty CCC number on file at the processing company. The Company corrected the discrepancy and successfully filed its 10-KSB shortly thereafter on the same day, but not until the 5:30 (EDT) filing deadline had passed. This was the third occasion within the past 24 months that a Knobias filing was deemed delinquent. The Company has filed an appeal with FINRA on the grounds that it attempted to file the Form 10-KSB on time, that the report was submitted for filing before the filing deadline, and was successfully filed shortly after the filing deadline. There can be no assurance that this appeal will be successful.

The Company’s principal senior secured convertible debt holder has funded the Company’s working capital requirements on a month to month basis in the amount of $170,000 through April 30, 2008.

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

General

We, through our wholly-owned subsidiary Knobias.com, LLC, are a provider of financial information and data primarily focused on small to nano-cap companies and private placements in public companies commonly referred to as PIPES. We have developed and compiled financial databases, information systems, tools and products, which track over 16,000 U.S. securities. We market are products and their technically varied applications to individual investors, day-traders, financial oriented websites, public issuers, brokers, professional traders and institutional investors.

In January 2008, we employed a new chief financial officer, a senior vice president of marketing and sales, and a controller and subsequently, in February, relocated our principal executive offices at 415 Bedford Road, Pleasantville, New York 10570. The telephone number of our headquarters is (914) 495-3100 and our Web site is www.knobias.com.

Overview

During our first quarter ended March 31, 2008, we continued, and subsequently continue, to operate (i) at a loss, (ii) with a working capital deficit, and (iii) in non-compliance with the obligations of our senior secured convertible notes issued as part of our last year’s capital restructuring namely, to file a timely registration statement and pay the interest due on the notes ($52,601 at March 31, 2008). In order to continue to operate during the quarter, CAMOFI Master LDC the majority holder of our senior secured convertible notes advanced funds on a monthly to month basis in the aggregate amount of $515,704 to finance our working capital requirements. Subsequent to March 31, 2008 through April 30, 2008, CAMOFI advanced an additional $170,000.

While the capital restructuring and added financing has enabled us to continue to further develop and upgrade our products, we still require additional working capital in order to maintain ourselves as a going concern and enable us to employ senior talent to obtain new clients, support existing clients, and work to increase revenues. The much-needed but still minimum sales effort started in the later part of last year and intensified with the employment of a senior vice president of marketing and sales in January; however, it is to early to determine whether or not this effort will be successful. As such, our revenues have decreased during the quarter primarily as a result of economic conditions giving rise to client cutbacks, reorganization and cessation of business activities. However, in spite of the lack of such effort and outreach to existing clients, we have been fortunate to continue to retain a significant number of existing clients in our subscriber base and believe that with our continuing efforts and planned additions to our sales force, we can grow our user base and execute our marketing and sales plans.

We are currently having discussions with our note holders regarding our non-compliance issues and our needs for additional working capital. To further address these needs, in March and April we engaged the services of two consultants to assist us in identifying sources and facilitating transactions to enable us to increase our capital and provide for our ongoing working capital requirements.

While we believe that with adequate additional funding we will be able to increase our subscriber client base and ultimately report profitable operating results, there can be no assurance that either any additional funding will materialize and if so utilized adequately and or that our sales efforts will be successful.

Report of Independent Registered Public Accounting Firm Expresses Substantial Doubt About the Company’s Ability ot Continue as a “Going Concern”

The report of our independent registered public accounting firm on our December 31, 2007 financial statements included in our Annual Report on Form 10-KSB states that based on our recurring losses, working capital deficit and non-compliance under our senior secured convertible notes at December 31, 2007, among other factors, raise substantial doubt about our ability to continue as a going concern. If we are unable to develop our business, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We are unable to make any assurances that our business operations will develop and provide us with significant cash to continue operations.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table presents the reported operating results of the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)	$ CHANGE	% CHANGE
Revenues	$436,687	$549,454	$(112,767)	(20.5)%

Operating Expenses:
Product related costs	487,563	596,994	(109,431)	(18.3)%
Selling, general and administrative	492,465	332,101	160,364	48.3%
Depreciation and amortization	14,852	13,961	891	6.4%

Total expenses	994,880	943,056	51,824	5.5%

Loss from operations	(558,193)	(393,602)	164,591	41.8%

Interest, net	(247,604)	(87,941)	159,663	181.6%

Net loss	$(805,797)	$(481,543)	$324,254	67.3%

Revenues for the quarter ended March 31, 2008 were $436,687, compared to revenues for the quarter ended March 31, 2007 of $549,454, a decrease of $112,767, or 20.5%. The quarter’s decrease in revenue is primarily attributable to a reduction in the Company’s subscriber base resulting from economic conditions causing clients to cut back on the number of users of our service and or ceasing to remain in business, together with the Company’s renewed sales initiative which commenced but it is still to be meaningfully productive during the quarter.

Product related costs for the quarter ended March 31, 2008 were $487,563, compared to product related costs of $596,994 for the quarter ended March 31, 2007, a decrease of $109,431 or 18.3%. Product related costs consist of the costs of vendor user licenses, services and fees and direct labor applicable to our research, content and technical personnel who are responsible delivering our products and services on a daily basis. The decrease in product related costs primarily resulted from a reduction of approximately $74,000 of direct labor costs due to employee cutbacks and a decrease of approximately $35,000 in variable vendor costs which primarily relate to service variances in revenues.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $492,465, compared to selling, general and administrative expenses of $332,101 for the quarter ended March 31, 2007, an increase of $160,364, or 48.3%. The increase in selling, general and administrative expenses is primarily the result of 2008 share based compensation expense of approximately $84,300, 2008 management fees of approximately $30,000, a net overall increase in payroll and employee related expenses of approximately $35,800, and an increase in legal and accounting fees of approximately $21,200; being offset by an overall decrease in other expenses of approximately $10,900.

The comparative increase in depreciation and amortization expense for the quarter ended March 31, 2008 is primarily related to the end of year 2007 purchases of equipment.

Interest expense for the quarter ended March 31, 2008 was $247,604, compared to interest expense of $87,941 for the quarter ended March 31, 2007, an increase of $159,663, or 181.6%. The increase in interest expense is primarily related to the interest expense and amortization of the beneficial conversion feature on the Company’s senior secured convertible notes.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $158,748 and a working capital deficit of $2,049,407. Contributing to the working capital deficit, included as a current liability is approximately $1,223,000 (inclusive of interest due of approximately $52,600) of senior secured convertible notes payable due to their being in default, an accrual for pending judgments in the amount of $452,000, and approximately $90,000 in management fees due which are being incurred pursuant to the Company’s June 2007 capital restructuring agreements. Independent of the aforementioned, our working capital deficit continues to result from our inability to (i) generate sufficient cash and accounts receivables to offset our current liabilities and sustain our operations and (ii) have additional capital and or long term funding provided.

Although we continue to be in non-compliance with the terms of our senior secured convertible notes payable during the quarter and to date, we have been able to operate with negative working capital due primarily to monthly cash advances received from the majority holder of our senior secured convertible notes totaling $515,704 at March 31, 2008 and an additional advance of $170,000 in April 2008. However, there can be no assurances that any such required advances required will continue to be provided.

With a more concentrated sales effort, we are continuing our efforts to increase revenues by adding to our subscriber base, in addition to continuing our efforts to increase our capital, or otherwise provided funding, for our ongoing working capital requirements. We recently engaged the services of two consultants to assist us in identifying sources and facilitating transactions to enable us to increase our capital base and provide for our ongoing working capital requirements.

For the three months ended March 31, 2008, cash used in operating activities was $379,788. The net cash used in operating activities was primarily attributable to the Company’s net loss for the quarter decreased by non-cash charges of relating to provision for bad debts of $15,000, depreciation and amortization of approximately $15,000, amortization of debt discount of approximately $186,000, stock based compensation of approximately $84,000, and a net increase of approximately $125,000 in other operating assets and liabilities.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2007 Form 10-KSB filed in April 2008.

RISK FACTORS

Our business and results of operations are affected by a wide variety of factors, as we discuss in Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, due to the following four material weaknesses:

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

4.
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

c) Inherent Limitations Over Internal Controls. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2007, the Company had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from income for support from an employee, employed by Knobias during 2006. , The Company has accrued for these judgments (see Note F). With regard to the New York State judgment, the Company is in the process of negotiating a mitigation of the overall judgment, especially with respect to the penalties involved, with the Workmen’s Compensation Board. As to the Illinois and related Mississippi judgment, the Appellate Court of the State of Illinois, on May 1, 2008, denied the Company’s appeal of the Illinois judgment. As such, the Company intends to further appeal the judgment to the Illinois Supreme Court. There can be no assurance that the Company will receive a favorable response to its appeal or otherwise be able to recover any amounts from its insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments or that the Company will be able to negotiate an acceptable settlement of the New York State judgment. Failure of the Company to receive a favorable ruling on its appeal in Illinois and or otherwise to have insurance coverage or to negotiate an acceptable settlement of both judgments could have a material adverse affect on the Company’s cash flows and business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2008 and to date, the Company has not been in compliance and continues to be in non-compliance with its senior secured convertible note obligations to pay the interest due on the notes ($52,601 at March 31, 2008) and file a timely Registration Statement. In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company has requested that its note holders grant the Company a waiver of its non-compliances, and the Company is currently in discussions with its note holders regarding a possible waiver of existing non-compliances and the Company’s ongoing needs of additional working capital.

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

KNOBIAS, INC.

Date: May 9, 2008	By:	/s/ Steven B. Lord
Steven B. Lord
President, Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Donald A. Bernard
Donald A. Bernard
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)