Form 10-Q
period 2008-06-30
KNOBIAS, INC.
filed 2008-08-13
CIK 1161979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐   No ☒

As of August 4, 2008, the number of shares outstanding of the registrant’s common stock was 945,798 shares.

KNOBIAS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE
QUARTERLY PERIOD ENDING JUNE 30, 2008

KNOBIAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$160,225	$42,276
Accounts receivable, net	10,599	97,420
Prepaid expenses	18,273	14,391

Total current assets	189,097	154,087

Property and equipment, net	118,423	146,465

Other assets	13,769	13,438

Total assets	$321,289	$313,990

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$397,200	$243,166
Accrued liability for interest and penalties	1,003,247	-
Accrued liability for pending litigation	382,355	451,855
Other accrued liabilities	144,419	237,695
Short-term debt, net of discounts	2,018,110	468,700
Current portion of long-term debt	12,192	75,996

Total current liabilities	3,957,523	1,477,412

Long-term debt	18,284	168,955

Total liabilities	3,975,807	1,646,367

Stockholders' deficit:

Series A convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; Issued and outstanding, 208,333 shares at June 30, 2008 and541,666 shares at December 31, 2007 (liquidation preference of $250,000 at June 30, 2008, $650,000 at December 31, 2007)	250,000	650,000
Series B convertible preferred stock, $10 stated value; 600,000 shares authorized; 517,520 shares issued and outstanding (liquidation preference of $5,692,720)	10,857,071	10,857,071
Common Stock, $0.01 par value; 95,000,000 shares authorized; Issued and outstanding, 945,798 shares at June 30, 2008 and 530,389 shares at December 31, 2007	9,458	5,304
Additional paid-in capital	14,132,685	13,538,581
Accumulated deficit	(28,903,732)	(26,383,333)

Total stockholders' deficit	(3,654,518)	(1,332,377)

Total liabilities and stockholders' deficit	$321,289	$313,990

See accompanying notes to unaudited condensed consolidated financial statements

KNOBIAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$382,237	$490,188	$818,924	$1,039,642

Operating expenses:
Product related costs	477,511	609,347	965,074	1,206,333
Selling, general and administrative	481,061	677,122	973,525	1,009,223
Depreciation and amortization	13,390	12,678	28,242	26,639

Total Operating expenses	971,962	1,299,147	1,966,841	2,242,195

Loss from operations	(589,725)	(808,959)	(1,147,917)	(1,202,553)

Other expenses:

Interest, net	(385,054)	(1,512,200)	(632,659)	(1,600,149)
Liquidated damages and other default related expenses	(739,823)	-	(739,823)	-
Loss on early extinguishment of debt, net	-	(5,049,052)	-	(5,049,052)

Net loss	$(1,714,602)	$(7,370,211)	$(2,520,399)	$(7,851,754)

Loss per share (basic and fully diluted)	$(1.82)	$(13.90)	$(3.43)	$(14.94)

Basic and diluted weighted average number of shares outstanding	941,233	530,389	735,811	525,484

See accompanying notes to unaudited condensed consolidated financial statements

KNOBIAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(2,520,399)	$(7,851,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,242	26,639
Loss on early extinguishment of debt	-	5,049,052
Estimated fair value of stock issued for employee services	-	335,664
Stock issued for services	-	791,119
Provision for bad debts	15,000	30,000
Amortization of debt discount and imputed interest	364,759	21,250
Stock based compensation costs	198,258	8,583
Changes in operating assets and liabilities:
Accounts receivable	71,821	50,805
Prepaid expenses	(3,882)	(10,524)
Other assets	(331)	704
Accounts payable and accrued liabilities	994,505	481,700

Net cash used in operating activities	(852,027)	(1,066,762)

Cash flows used in investing activities:
Capital expenditures	(200)	(7,164)
Net cash used in investing activities	(200)	(7,164)

Cash flows from financing activities:
Repayment of notes payable	(23,528)	(202,890)
Proceeds from debt	993,704	1,580,000
Net cash provided by financing activities	970,176	1,377,110

Net increase in cash	117,949	303,184

Cash, beginning of period	42,276	30,255
Cash, end of period	$160,225	$333,439

Supplemental disclosure of cash flow information

Cash transactions:
Cash paid for interest	$3,680	$429
Income taxes	-	-

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$400,000	$500,000
Beneficial conversion features of new indebtedness	$-	$1,530,000
Conversion of debt to preferred stock	$-	$3,665,000
Conversion of accrued interest to debt	$-	$27,264
Conversion of accrued interest and penalties to Series B preferred stock	$-	$1,016,235

See accompanying notes to unaudited condensed consolidated financial statements

KNOBIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE A - MANAGEMENT'S REPRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Knobias, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Rule 8-3 of Regulation S-X promulgated by the Securities and Exchange Commission. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE C - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,520,399 during the six months ended June 30, 2008 and has a working capital deficit of $3,768,426 as of June 30, 2008. In addition, as noted below, the Company is not in compliance with its senior secured convertible notes and its two subordinated notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company entered into a restructuring agreement in June 2007 which provided it with $2,230,563 during 2007 from the proceeds of senior secured convertible debt including the conversion of interest expense due on the debt incurred in 2007 in the amount of $109,278 to senior secured convertible debt. From January through June 30, 2008, the Company’s principal senior secured convertible debt holder (“CAMOFI”) has funded the Company’s working capital requirements on a month to month basis in the aggregate of $993,704. The Company is also actively marketing its products in order to increase its customer base and revenues and while management believes that with adequate additional funding the Company will be able to increase its subscriber base and ultimately report profitable operating results, there can be no assurance that either additional funding will be available or otherwise utilized adequately and or that these sales efforts will be successful.

As of June 30, 2008 and to date, the Company continues not to be in compliance with the provisions of its senior secured convertible note obligations to pay the interest due on the notes and file a timely Registration Statement. As a consequence of its non-compliance events of default, as at June 30, 2008, the Company is obligated to pay 18% penalty interest on the notes in the aggregate amount of $218,782, liquidated damages in the amount of $323,845 for the non-filing of a Registration Statement and a mandatory prepayment fee of $415,978. As consideration of the Company receiving the aforementioned advances from CAMOFI, the Company entered into letter agreements with CAMOFI dated as of May 27, 2008 and June 27, 2008 which contemplate that the advances together with the above mentioned default obligations (in the aggregate $1,952,309) be evidenced by new promissory notes having terms substantially identical to the Company’s existing senior secured convertible notes. There can be no assurance that (i) when and if we file registration statements that such statements will be declared effective by the Securities and Exchange Commission or that any claim for liquidated damages can or will be mitigated without material adverse consequences for the Company which could prevent it from staying in business, and (ii) that we will be able to pay past due interest payments in order to prevent adverse consequences for the Company which could prevent it from staying in business. In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company continues to have ongoing discussions with its note holders to grant the Company a waiver of its existing events of non-compliance and to assist the Company’s needs of additional working capital.

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

The Company records an estimate for its estimated uncollectible accounts at the end of each period based upon a detailed analysis of the aging of accounts receivable and specific customer account analysis. The Company's policy is to block access to services for users who become delinquent for a certain period of time on their accounts. Accounts receivable are written off against the allowance for doubtful accounts after the Company exhausts all collection efforts. The allowance for doubtful accounts at June 30, 2008 and December 31, 2007, is approximately $85,000 and $135,000, respectively.

As of June 30, 2008, the Company had one customer who accounted for approximately 39% of its accounts receivable and one other customer, who is also a vendor with a more than offsetting balance due from the Company, who accounted for approximately 40% of the Company’s accounts receivable. As of December 31, 2007, the Company had three customers who, in the aggregate, accounted for approximately 47% of its accounts receivable. For the three and six month periods ended June 30, 2008, one of the aforementioned customers together with another customer, accounted for approximately 19% and 18%, respectively, of the Company’s revenues. For the three and six month periods ended June 30, 2007, the Company had one customer which accounted for approximately 21% and 15%, respectively, of its revenues.

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

Deferred Revenue

The Company generally receives monthly subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable, $22,419 at June 30, 2008 and $39,245 at December 31, 2007, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

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

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies" relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three and six month periods ended June 30, 2008 and 2007 include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and stock based compensation expense for share-based payment awards granted subsequent to December 31, 2005 was recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated weighted average forfeiture rate for the three and six month periods ended June 30, 2008 and 2007 of 0% was based on estimated future forfeitures.

Description of Company’s 2004 Stock Incentive Plan

The Company's 2004 Stock Incentive Plan provides for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of June 30, 2008, the Company is authorized to issue up to 5,000,000 shares under the plan. In connection with the Company’s June 2007 capital and debt restructuring, all prior holders of options and warrants agreed to cancel their outstanding options and warrants and on June 6, 2007, the newly appointed chief executive officer of the Company was awarded 404,741 incentive options (intended to represent 4.5% of the Company’s fully diluted common stock after giving effect to the conversion of $3 million of senior secured convertible debt to be raised pursuant to the restructuring) which vest ratably on each of the three years ending June 6, 2008, 2009 and 2010. In addition, the chief executive officer was awarded the right to receive an additional 404,741 of options which would vest annually from December 31, 2008 through December 31, 2010 based on the Company achieving performance milestones pre-determined the Company’s board of directors. In connection with the Company’s January 2008 new appointments of a executive vice president and chief operating officer, a executive vice president and chief financial officer, and a senior vice president of marketing and sales, on January 26, 2008, ten year incentive stock options were granted to the appointees to purchase 50,000 shares, 250,000 shares and 100,000 shares, respectively, of the Company’s common stock at an exercise price equal to the January 26, 2008 to be determined fair market value of the Company’s Common Stock. For the three and six month periods ended June 30, 2008, the Company has recognized $114,000 and $198,258, respectively, as compensation cost solely with respect to the incentive options and has not recognized any compensation cost related (i) to the performance based options, as the vesting of these options is currently deemed unlikely, (ii) or to 400,000 options granted in 2008 as these options have as yet not had their strike price established. Accordingly, at June 30, 2008, of the 5,000,000 share options authorized for issuance, 404,741 options were outstanding and 804,741 were reserved for potential future issuance based on performance pursuant to an executive’s employment agreement, thereby leaving 3,790,518 shares available for grant.

As of June 30, 2008, there was approximately $809,000 of unrecognized compensation cost (not including approximately $1,190,000 related to performance based options and a currently undeterminable amount related to options granted in 2008) related to employee and director stock option compensation arrangements. The unrecognized cost is expected to be recognized on a straight-line basis over the next 23 months.

Stock-based compensation expense, net of estimated forfeitures, related to employee and director stock options under SFAS 123(R) in the amounts of $114,000 and $198,258 have been included in selling, general and administrative expenses for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007, $8,583 was included in selling, general and administrative expenses.

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note E). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force (EITF) No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

Prior Year Reclassifications

For the three and six month periods ended June 30. 2007, revenue in the amount of $104,309 and $201,980, respectively, previously reported as information provisioning revenue have been combined with revenue previously reported as subscriptions revenue in the amount of $385,879 and $837,662, respectively, and reported as revenues in the Company’s 2008 condensed consolidated statement of operations presentation. In addition, for the three and six month periods ended June 30, 2007, an allowance for bad debt expense in the amount of $15,000 and $30,000, respectively, previously included in revenues has been reclassified and included in general and administrative expenses for 2008.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 11,285,145 (assuming all loan advances and accrued interest and penalties are convertible at $.62 per share) and 6,100,502 as of June 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

NOTE E - DEBT

Long-term debt at June 30, 2008 and December 31, 2007, consists of the following:

	June 30, 2008	December 31, 2007

Capital lease, due in 36 equal consecutive monthly payments of $1,016, inclusive of 11.8% interest, through November 30, 2010	$30,476	$36,572

Subordinated note payable due in 48 equal consecutive monthly payments of $1,479 through May 2011, 0% stated interest rate, 6% imputed interest rate	-	60,745
Less: imputed interest not yet earned	-	(5,923)
	-	54,822
Subordinated note payable to a bank, interest at prime plus 1% (8.25% at December 31, 2007) maturing on May 1, 2011, due in Monthly installments of $3,839 plus interest	-	153,557
Total	30,476	244,951
Less: current portion of long-term debt	(12,192)	(75,996)

Long-term debt	$18,284	$168,955

Short-term debt at June 30, 2008 and December 31, 2007, consists of the following:

Senior secured convertible notes, due June 6, 2010, interest at prime plus 2.75% per annum (7.75% at June 30, 2008 and 10.0% at December 31, 2007) interest payable monthly, convertible at $0.62 per share, secured substantially all Company assets	$2,230,563	$2,230,563
Less discount for beneficial conversion feature (net of accumulated amortization of $670,585 at June 30, 2008 and $307,377 at December 31, 2007)	(1,398,555)	(1,761,863)
	832,008	468,700
Loans advanced, no due date or interest rate designated, interest rate assumed as same rate as senior secured convertible note at prime plus 2.75% per annum (7.75% at June 30, 2008)	993,704	-

Subordinated note payable, due in 48 equal consecutive monthly payments of $1,479 through May 2011, 0% stated interest rate, 6% imputed interest rate.	54,729	-
Less imputed interest not yet earned	(4,372)	-
	50,357	-
Subordinated note payable to a bank, interest at prime plus 1% (6.00% at June 30, 2008 and 8.25% at December 31, 2007), maturing on May 1, 2011, due in monthly installments of $3,839 plus interest	142,041	-

Short-term debt	$2,018,110	$468,700

Loans advanced at June 30, 2008, represent the aggregate of the monthly cash proceeds advanced to the Company for working capital by the majority holder CAMOFI of the Company’s senior secured convertible notes. As consideration for the advances, the Company entered into letter agreements with CAMOFI, dated as of May 27, 2008 and June 27, 2008, which contemplate that the advances, together with other obligations set forth below which are currently due CAMOFI pursuant to the terms of the Company’s senior secured convertible notes, be evidenced by new promissory notes having terms substantially identical to the existing senior secured Convertible notes.

As of June 30, 2008 and to date, the Company continues not to be in compliance with the provisions of its senior secured convertible note obligations to pay the interest due on the notes and file a timely Registration Statement, which constitutes an event of default. As such, the entire outstanding balance of these notes are included as a current liability in the Company’s condensed consolidated balance sheets. As a consequence, as at June 30, 2008, the Company is obligated to pay and has accrued (i) interest at a penalty rate of 18% per annum and late fees on such interest also at a rate of 18% per annum on the notes in the aggregate amount of $218,782, (ii) liquidated damages, at a rate of 18% per annum on the outstanding balances of the notes from October 2007 through June 2008, in the amount of $323,845 for the non-filing of a Registration Statement and (iii) a mandatory prepayment fee due on default of $415,978, which represents 15% of the total obligation of $2,773,190 (all amounts calculated as due on the notes). As mentioned above, it is contemplated that these non-compliance default obligations together with amount of the advances (in the aggregate $1,972,906) be evidenced by new promissory notes having terms substantially identical to the Company’s existing senior secured convertible notes.

As a further consequence of the Company’s non-compliance events of default, with the provisions of its senior secured convertible notes, the Company is precluded from paying and is therefore in default in the payment of its monthly payment obligations of its two subordinated notes payable. As such, the entire outstanding balances of these notes are included as a current liability in the Company’s condensed consolidated balance sheets.

In connection with issuance of the Senior Secured Convertible Notes, the Company recognized an embedded beneficial conversion feature (“BCF”) and recorded a discount of $2,069,240 attributable to the BCF. This discount has been recorded as additional paid-in capital and as a discount against the debt. The debt discount attributed to the BCF is being amortized as interest expense, on a monthly basis from the date that the debt was incurred through June 2010. For the three months and six months ended June 30, 2008, the Company amortized $177,474 and $363,208, respectively, related to the debt discount.

With respect to the Senior Convertible Notes, additional terms and conditions, among others, consist of the following:

•	default interest at the rate of 18% per annum.

•	past due interest entails a late fee at the rate of 18% per annum.

•
at any time after the second anniversary of the issuance of the notes, the Company may prepay, in cash, all of the notes at 115% of the principal amount thereof plus accrued interest to the date of repayment, and may apply any sinking fund payments previously made toward such prepayment;

•
beginning on July 1, 2008, the Company is to make a monthly sinking fund payment equal to 1/36th of the principal amount of the notes ($61,960 at June 30, 2008) plus accrued but unpaid interest ($218,782 at June 30, 2008), the sum of all liquidated damages and any other amounts then owing under the notes ($739,823 at June 30, 2008); and

•
the Company may not (i) enter into, create, incur, assume or suffer to exist any indebtedness or liens of any kind, other than indebtedness owed to the above noted subordinated note holders, (ii) amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the notes (iii) repay, repurchase or offer to repay, repurchase, make any payment in respect of or otherwise acquire any of its Common Stock, Preferred Stock, or other equity securities, (iv) engage in any transactions with any officer, director, employee or any affiliate of the Company, in excess of $10,000 other than (a) for payment of salary or consulting fees for services rendered, (b) reimbursement for expenses incurred on behalf of the Company, (c) for other employee benefits, including stock option agreements under any stock option plan of the Company and (d) transactions with the holders of the notes and;

•
the Company is obligated to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of 125% of all the shares to be issued on conversion of the convertible notes within 120 days subsequent to the completion of the $3,000,000 sale of the convertible notes. Liquidated damages in the amount of 1.5% per month (18% maximum) will accrue and be payable for each month beyond the 120 days that the Company is in default of this obligaton.

In order to cure its existing non-compliance and enable the Company to continue as a going concern, the Company continues to have ongoing discussions with its note holders to grant the Company a waiver of its existing events of non-compliance and the Company’s needs of additional working capital.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Accrual for legal and accounting fees	72,000	72,000
Accrued vendor expenses	40,000	102,786
Deferred revenue	22,419	39,245
Accrued state franchise taxes	10,000	-
Accrued employee expenses	-	23,664
Total accrued liabilities	$144,419	$237,695

NOTE G – STOCKHOLDERS’ EQUITY

Series A Preferred Stock
In November 2004, the Company accepted subscription agreements for gross proceeds of $1,150,000 for 958,333 shares of its Series A Preferred Stock (“Series A”) for $1.20 per share. In February 2007, one of the Company’s preferred shareholders converted all of its 416,667 Series A with a recorded value of $500,000 into 16,667 shares of the Company’s common stock. The terms of the Series A were amended with the issuance of Series B Preferred Stock in June 2007. Series A rank junior to all other series of preferred stock created and issued from time to time. There is no stated dividend provided for holders of Series A. After payment of any liquidation preference to the holders of preferred stock that rank senior to the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of common stock, Series A Preferred Stock and any other series of participating preferred stock on an “as converted” basis up to a maximum of $1.20 per share of Series A Preferred Stock (the “Liquidation Value”). Each share of the Series A may be converted at any time at the option of the holder into the number of shares of common stock equal to the Liquidation Value divided by $.30. At the time of the execution of the Series A Amendment Agreement and Consent, in connection with the capital restructuring, certain holders of the Series A Preferred Stock holding 333,333 shares, elected to convert their shares of Series A Preferred Stock into share of Common Stock, at the rate of 1.24623 shares of Common Stock for every share of Series A Preferred Stock then issued and outstanding. As of June 30, 2008 all shares having elected to convert were converted into 415,409 shares of common stock. Accordingly, at June 30, 2008, the remainder of the outstanding Series A shares were convertible into approximately 833,333 shares of common stock. At any time, the Company may redeem, at its option, the Series A Preferred Stock at a redemption price equal to $1.20 per share.

Series B Convertible Preferred Stock
The Company has authorized 600,000 shares of Series B Convertible Preferred Stock (“Series B”) with a stated value of $10 share (the “Stated Value). Series B ranks senior to the common stock, Series A Preferred Stock, and to all other classes of equity, which by their terms do not rank senior to the Series B shares. Series B shares are entitled to receive cash dividends, as and when declared by the board of Directors, out of funds legally available at a rate of $1.00 per share per year, payable quarterly. Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series B will be entitled to receive, out of the assets of the Company available for distribution, an aggregate amount equal to 1.1 times the stated value of $10.00 for each share, plus all accrued but unpaid dividends (the “Liquidation Preference”). After payment of this preference, remaining assets will be distributed pro rata on an “as converted” basis as all other types of equity. Each share of Series B is convertible at any time, at the sole option of the holder, into fully paid and non-assessable shares of common stock. The number of shares of common stock due upon conversion of Series B will be (i) the number of shares of Series B to be converted, multiplied by the stated value of $10.00 per share, plus (ii) any accrued but unpaid dividends and divided by (iii) $1.43. The conversion ratio is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The Company may redeem, at its option, the Series B Preferred Stock, at any time or from time to time, in whole or in part, at a redemption price equal to 1.1 times the per share Liquidation Preference, plus accrued and unpaid dividends, if any, to the date of redemption As long as 125,000 shares of Series B are issued and outstanding, the holders of the majority of the then outstanding shares of Series B, voting exclusively and as a separate class to the exclusion of all other classes of the Company’s voting stock, will have the right to designate and elect two members of the board of directors. Otherwise, the holders of Series B and common stock will vote together and not as a separate class and on an “as converted” basis. In connection with the Company’s debt restructuring (See Note H), the Company issued 463,810 shares of Series B for the conversion of notes payable approximating $4.6 million of principal, accrued interest and penalties, and 37,710 shares for additional consideration to transact the restructuring and recorded as interest expense valued at $791,119. In June 2007, the Company issued 16,000 shares of Series B in connection with severance payments to former employees. The estimated fair value of the Series B shares was $335,665, based on the estimated fair value of the underlying common shares on the measurement date. At June 30, 2008, the Series B shares were convertible into approximately 3,620,000 shares of common stock.

Common Stock
The Company is authorized to issue 95,000,000 shares of its common stock and has 945,798 shares outstanding at June 30, 2008, after accounting for the conversion of 333,333 shares of Series A Convertible Preferred Stock into 415,409 shares of common stock during the quarter ended June 30, 2008. Holders of the Class A common stock are entitled to one vote per share.

On April 16, 2008, the Company received notification from the Financial Industry Regulatory (FINRA) that its common stock would be removed from quotation on the OTCBB, effective at the open of business April 25, 1008. This action was taken pursuant to NASD Rule 6530(e) that, in part, provides that if an issuer is delinquent in its reporting obligations under the Securities Exchange Act of 1934, as amended, three times in any 24-month period, it will be ineligible for quotation on the OTCBB for a period of one year. The Company had previously filed a Form 12b-25 with respect to its 2007 Annual Report on Form 10-KSB, and the Form 10-KSB was submitted for filing shortly before the deadline on April 15, 2008; however, the filing was rejected due to a faulty CCC number on file at the processing company. The Company corrected the discrepancy and successfully filed its 10-KSB shortly thereafter on the same day, but not until the 5:30 (EDT) filing deadline had passed. This was the third occasion within the past 24 months that a Knobias filing was deemed delinquent.

Stock Options
At June 30, 2008, the Company had approximately 1,209,482 options outstanding and reserved for issuance, 809,482 of which are at an exercise price of $0.62 per share and the remaining 400,000 of which are awaiting determination of an exercise price (see Note D).

Warrants
At June 30, 2008, the Company did not have any warrants issued and outstanding.

NOTE H – DEBT RESTRUCTURING

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

NOTE I – SIGNIFICANT RISKS AND UNCERTAINTIES

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

NOTE J – LEGAL PROCEEDINGS

In 2007, the Company had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from an employee, employed by Knobias during 2006, in compliance to withhold income for support. With regard to the New York State judgment, the Company, in May 2008, paid $10,725 to the New York State Uninsured Employer’s Fund in full satisfaction of the worker’ compensation judgment and penalties. As such, at June 30, 2008, the Company’s previously provided accrued expense in the amount of $69,500 for the New York State judgment has been reduced by $58,775. As to the Illinois and related Mississippi judgment, the Appellate Court of the State of Illinois, on May 1, 2008, denied the Company’s appeal of the Illinois judgment. As such, the Company on May 22, 2008, the Company filed an appeal of the judgment to the Illinois Supreme Court and continues to accrue for the potential liability of this judgment (see Note F). In addition, as a result of technical issues, the Mississippi judgment has been ordered dismissed. Plaintiff’s local counsel has subsequently attempted to enroll the judgment in Mississippi and the Company is currently contesting such enrollment. There can be no assurance that the Company will receive a favorable response to its appeal or otherwise be able to recover any amounts from its insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments. Failure of the Company receiving a favorable ruling on its appeal in Illinois and or otherwise having insurance coverage or negotiating an acceptable settlement of these related judgments could have a material adverse affect on the Company’s cash flows and business.

On June 9, 2008, the Company received a summons and complaint, from the Chancery Court of Madison County, Mississippi, filed as plaintiffs by E. Key Ramsey, the previous president and chief executive officer of the Company and three prior directors of the Company. These plaintiffs are each personal guarantors of the Company’s subordinated note payable to the Bank of Brookhaven. The plaintiffs seek to force the Company to repay its loan of approximately $142,000 at June 30, 2008 from the Bank of Brookhaven primarily on the grounds that non-payment by the Company would place them in imminent threat of substantial harm including financial loss. As the Company has been and continues to be in default of the obligations of its senior secured convertible notes, it is precluded from making monthly payments to its subordinated debt holders and is otherwise unable to and ceased making such payments, including the payments to the Bank of Brookhaven. On June 30, 2008, the Company submitted its response to the summons and complaint requesting the Court to deny the plaintiffs’ motion for injunctive relief as the Company believes that Plaintiffs’ claims are without merit. On July 14, 2008, the Court ordered and adjudged that the plaintiffs’ request for a preliminary injunction be denied.

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

Overview

During our second quarter ended June 30, 2008, we continued, and subsequently continue, to operate (i) at a loss, (ii) with a working capital deficit, and (iii) in non-compliance with the obligations of both our senior secured convertible notes and subordinated notes issued as part of our last year’s capital restructuring namely, with respect to the senior secured convertible notes, to file a timely registration statement and pay the interest due on the notes. As a consequence of our non-compliance with the obligations of our senior secured convertible notes, during the quarter we have accounted for and are obligated to pay (i) interest at a penalty rate of 18% per annum and late fees on such interest also at a rate of 18% per annum on the notes in the aggregate amount of $218,782, (ii) liquidated damages in the amount of $323,845 for the non-filing of a Registration Statement and (iii) a mandatory prepayment fee of $415,978. It is contemplated that these non-compliance default obligations be evidenced by new promissory notes having terms substantially identical to the Company’s existing senior secured convertible notes.

In order to continue to operate, CAMOFI Master LDC, the majority holder of our senior secured convertible notes, advanced funds on a monthly basis in the aggregate amount of $478,000 and $993,704, respectively, during the quarter and six month periods through June 30, 2008 to finance our working capital requirements. It is contemplated that the aggregate of these and future advances will also be evidenced by new promissory notes having terms substantially identical to the Company’s existing senior secured convertible notes.

While the capital restructuring and added financing has enabled us to continue to further develop and upgrade our products, we still require additional working capital in order to maintain ourselves as a going concern and enable us to employ senior talent to obtain new clients, support existing clients, and work to increase revenues. The much-needed but still minimum sales effort commenced with the employment of a senior vice president of marketing and sales in January has yet to produce meaningful results, however, under prevailing economic and financial market conditions, it is still too early to determine whether or not this effort will be successful. As such, our revenues have decreased during the quarter primarily as a result of economic conditions giving rise to client cutbacks, reorganization and cessation of business activities. However, in spite of the lack of such effort and outreach to existing clients, we have been fortunate to continue to retain a significant number of existing clients in our subscriber base and believe that with our continuing efforts and planned additions to our sales force, we can grow our user base and execute our marketing and sales plans.

We continue to have discussions with our note holders regarding our non-compliance issues and our needs for additional working capital. To further address these needs, we are actively engaged in seeking to identify sources and facilitate transactions to enable us to increase our capital and provide for our ongoing working capital requirements.

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

Results of Operations

The following table presents the reported operating results for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)	$ CHANGE	% CHANGE
Revenues	$818,924	$1,039,642	(220,718)	(21.2)%

Operating expenses:
Product related costs	965,074	1,206,333	(241,259)	(20.0)%
Selling, general and administrative	973,525	1,009,223	(35,698)	(3.5)%
Depreciation and amortization	28,242	26,639	1,603	6.0%
Total operating expenses	1,966,841	2,242,195	(275,354)	(12.3)%

Loss from operations	(1,147,917)	(1,202,553)	(54,636)	(4.5)%

Interest, net	(632,659)	(1,600,149)	(967,490)	(60.5)%
Liquidated damages and other default related
expenses	(739,823)	-	739,823	-
Loss on early extinguishment of debt	-	(5,049,052)	(5,049,052)	-

Net loss	$(2,520,399)	$(7,851,754)	$(5,331,355)	(67.9)%

Revenues for the six months ended June 30, 2008 were $818,924, compared to revenues of $1,039,642 for the six months ended June 30, 2007, a decrease of $220,718, or 21.2%. The six month’s decrease in revenue is primarily attributable to a reduction in the Company’s subscriber base resulting from economic conditions causing clients to cut back on the number of users of our service and or to cease to remain in business, minimally offset by the Company’s sales initiative which is yet to be meaningfully productive.

Product related costs for the six months ended June 30, 2008 were $965,074, compared to product related costs of $1,206,333 for the six months ended June 30, 2007, a decrease of $241,259, or 20%. Product related costs consist of the costs of vendor user licenses, services and fees and direct labor applicable to our research, content and technical personnel who are responsible delivering our products and services on a daily basis. The decrease in product related costs primarily resulted from a reduction in variable vendor costs directly related the decrease in revenues.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $973,525, compared to selling, general and administrative expenses of $1,009,223 for the six months ended June 30, 2007, a decrease of $35,698, or 3.5%. The decrease in selling, general and administrative expenses is primarily the result of the effect of the non-recurrence of $445,664 of restructuring expenses included in 2007 general and administrative expenses being offset by 2008 (i) increases in share based compensation expense of approximately $190,000, management fees of approximately $50,000, a net overall increase in payroll and employee related expenses of approximately $144,000, and an increase in legal fees of approximately $88,000; offset by (ii) decreases in accounting fees of approximately $59,000, the provision for legal claims of approximately $59,000, and an aggregate overall decrease in other expenses of approximately $52,000.

The increase in depreciation and amortization expense for the six months ended June 30, 2008 is primarily related to purchases of equipment made in the latter part of 2007.

Interest expense for the six months ended June 30, 2008 was $632,659, compared to interest expense of $1,600,149 for the six months ended June 30, 2007, a decrease of $ 967,490. The decrease is primarily attributable to charges related to the issuance of common stock and penalties which were converted to Series B Preferred Stock, both construed as interest expense in conjunction with the Company’s 2007 capital restructuring, the aggregate of which exceeded the six month ended June 30, 2008 interest expense which consists of $218,782 of interest on the Company’s senior secured convertible notes, $42,457 interest on advances, $363,208 of amortization of the beneficial conversion feature on the Company’s senior secured convertible notes, and $8,212 of interest expense on the Company’s subordinated notes and capital lease.

Liquidated damages and other default related expenses of $739,823 at June 30, 2008 consist of liquidated damages of $323,845, related to the Company’s non-compliance with its requirement to file a registration statement for the shares of its common stock to be issued on conversion of its senior secured convertible notes, and, in addition, a mandatory prepayment amount of $415,978 due as a result of the default provisions of the senior secured convertible notes.

Loss on the early extinguishment of debt for the six month period ended June 30, 2007, relates to the Company’s June 6, 2007 debt and equity restructuring, pursuant to which outstanding indebtedness, accrued interest and penalties in the aggregate amount of $4,638,105 were converted into 463,810 shares of Series B Preferred Stock. Based on the estimated fair value of the underlying common shares on the measurement date, the value of the 463,810 shares of the Series B Preferred Stock was $9,730,290. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a gain on conversion of one party which resulted in a gain of $41,333) related to the estimated fair value of the Series B Preferred Stock in excess of the notes payable converted.

The following table presents the reported operating results for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)	$ CHANGE	% CHANGE
Revenues	$382,237	$490,188	(107,951)	(22.0)%

Operating expenses:
Product related costs	477,511	609,347	(131,836)	(21.6)%
Selling, general and administrative	481,061	677,122	(196,061)	(29.0)%
Depreciation and amortization	13,390	12,678	712	5.6%

Total operating expenses	971,962	1,299,147	(327,185)	(25.2)%

Loss from operations	(589,725)	(808,959)	(219,234)	27.1%

Interest, net	(385,054)	(1,512,200)	(1,127,146)	74.5%
Liquidated damages and other default related expenses	(739,823)	-	739,823	-
Loss on early extinguishment of debt	-	(5,049,052)	(5,049,052)	-

Net loss	$(1,714,602)	$(7,370,211)	$(5,655,609)	76.7%

Revenues for the three months ended June 30, 2008 were $382,237, compared to revenues of $490,188 for the three months ended June 30, 2007, a decrease of $107,951, or 22%. The quarter’s decrease in revenue is primarily attributable to a reduction in the Company’s subscriber base resulting from economic conditions causing clients to cut back on the number of users of our service and or to cease to remain in business, minimally offset by the Company’s sales initiative which is yet to be meaningfully productive.

Product related costs for the three months ended June 30, 2008 were $477,511, compared to product related costs of $609,347 for the three months ended June 30, 2007, a decrease of $131,836, or 21.6%. Product related costs consist of the costs of vendor user licenses, services and fees and direct labor applicable to our research, content and technical personnel who are responsible delivering our products and services on a daily basis. The decrease in product related costs primarily resulted from a reduction in variable vendor costs directly related the decrease in revenues.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $481,061, compared to selling, general and administrative expenses of $677,122 for the three months ended June 30, 2007, a decrease of $196,061 or 29%. The decrease in selling, general and administrative expenses is primarily the result of the effect of the non-recurrence of $445,664 of restructuring expenses included in 2007 general and administrative expenses being offset by 2008 (i) increases in share based compensation expense of approximately $105,000, legal fee of approximately $47,000, management fees of approximately $20,000, a net overall increase in payroll and employee related expenses of approximately $99,000, offset by (ii) decreases in accounting fees of approximately $40,000, the provision for legal claims of approximately $59,000, and an aggregate overall decrease in other expenses of approximately $30,000.

The increase in depreciation and amortization expense for the three months ended June 30, 2008 is primarily related to purchases of equipment made in the latter part of 2007.

Interest expense for the three months ended June 30, 2008 was $385,054, compared to interest expense of $1,512,200 for the six months ended June 30, 2007, a decrease of $1,127,146. The decrease is primarily attributable to charges related to the issuance of common stock and penalties which were converted to Series B Preferred Stock, both construed as interest expense in conjunction with the Company’s 2007 capital restructuring, the aggregate of which exceeded the three month ended June 30, 2008 interest expense which consists of $171,348 of interest on the Company’s senior secured convertible notes, $32,504 interest on advances, $177,474 of amortization of the beneficial conversion feature on the Company’s senior secured convertible notes, and $3,7298 of interest expense on the Company’s subordinated notes and capital lease.

Liquidated damages and other default related expenses of $739,823 at June 30, 2008 consist of liquidated damages of $323,845, related to the Company’s non-compliance with its requirement to file a registration statement for the shares of its common stock to be issued on conversion of its senior secured convertible notes, and, in addition, a mandatory prepayment amount of $415,978 due as a result of the default provisions of the senior secured convertible notes.

Loss on the early extinguishment of debt for the three month period ended June 30, 2007, relates to the Company’s June 6, 2007 debt and equity restructuring, pursuant to which outstanding indebtedness, accrued interest and penalties in the aggregate amount of $4,638,105 were converted into 463,810 shares of Series B Preferred Stock. Based on the estimated fair value of the underlying common shares on the measurement date, the value of the 463,810 shares of the Series B Preferred Stock was $9,730,290. Accordingly, based on the conversion of $4,638,105 of indebtedness, the Company recorded a loss on extinguishment of $5,049,052 (gross loss of $5,092,185 offset by a gain on conversion of one party which resulted in a gain of $41,333) related to the estimated fair value of the Series B Preferred Stock in excess of the notes payable converted.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $160,255 and a working capital deficit of $3,768,426. Included as a current liability contributing to our working capital deficit, due to their being in default are the principal balances of both our senior secured convertible and subordinated debt in the aggregate amount of approximately $2,018,000, interest and penalties in the amount of approximately $1,003,000 primarily related to the senior secured convertible debt, an accrual for pending judgments in the amount of $382,000, and approximately $130,000 in management fees incurred pursuant to the Company’s June 2007 capital restructuring agreements. Independent of the aforementioned, our working capital deficit continues to result from our inability to (i) generate sufficient cash and accounts receivables to offset our current liabilities and sustain our operations and (ii) have additional capital and or long term funding provided.

Although we continue to be in non-compliance with the terms of our senior secured convertible notes payable during the quarter and to date, we have been able to operate with negative working capital due primarily to monthly cash advances received totaling $993,704, from the first of the year through June 30, 2008, from the majority holder of our senior secured convertible notes.

We are continuing our efforts to increase revenues by adding to our subscriber base along with our efforts to increase our capital as well as seeking other alternative sources of funding required for our ongoing working capital requirements. We are working with consultants to assist us in identifying sources and facilitating transactions to enable us to increase our capital base and provide for our ongoing working capital requirements.

For the six months ended June 30, 2008, cash used in operating activities was $852,027. The net cash used in operating activities was primarily attributable to the Company’s net loss for the quarter decreased by non-cash charges of relating to depreciation and amortization of approximately $28,000, a provision for bad debts of approximately $15,000, amortization of debt discount of approximately $365,000, stock based compensation of approximately $198,000,and an accrued provision for liquidated damages of approximately $740,000, together with a net increase of approximately $322,000 in other operating assets and liabilities.

Critical Accounting Policies
There were no changes to the critical accounting policies as discussed in our 2007 Form 10-KSB filed in April 2008.

RISK FACTORS

Our business and results of operations are affected by a wide variety of factors, as we discuss in Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, due to the following four material weaknesses:

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2007, the Company had two significant judgments entered against it, one from the State of New York, in the amount of $69,500, inclusive of continuing penalties through January 23, 2008, for failure to have provided workmen’s compensation insurance coverage for a New York employee terminated in November 2004, and the other from the State of Illinois and further entered in the State of Mississippi, in the amount of $369,000, inclusive of penalties of approximately $361,000, for failure to withhold an adequate amount from an employee, employed by Knobias during 2006, in compliance to withhold income for support. With regard to the New York State judgment, the Company, in May 2008, paid $10,725 to the New York State Uninsured Employer’s Fund in full satisfaction of the worker’ compensation judgment and penalties. As such, at June 30, 2008, the Company’s previously provided accrued expense in the amount of $69,500 for the New York State judgment has been reduced by $58,775. As to the Illinois and related Mississippi judgment, the Appellate Court of the State of Illinois, on May 1, 2008, denied the Company’s appeal of the Illinois judgment. As such, the Company on May 22, 2008 filed an appeal of the judgment to the Illinois Supreme Court and continues to accrue for the potential liability of this judgment. The Company has accrued for these judgments (see Note F). In addition, as a result of technical issues, the Mississippi judgment has been ordered dismissed. Plaintiff’s local counsel has subsequently attempted to enroll the judgment in Mississippi and the Company is currently contesting such enrollment. There can be no assurance that the Company will receive a favorable response to its appeal or otherwise be able to recover any amounts from its insurance carrier, or negotiate an acceptable settlement with respect to the Illinois and Mississippi judgments. Failure of the Company receiving a favorable ruling on its appeal in Illinois and or otherwise having insurance coverage or negotiating an acceptable settlement of these reltated judgments could have a material adverse affect on the Company’s cash flows and business.

On June 9, 2008, the Company received a summons and complaint, from the Chancery Court of Madison County, Mississippi, filed as plaintiffs by E. Key Ramsey, the previous president and chief executive officer of the Company and three prior directors of the Company. These plaintiffs are each personal guarantors of the Company’s subordinated note payable to the Bank of Brookhaven. The plaintiffs seek to force the Company to repay its loan of approximately $142,000 at June 30, 2008 from the Bank of Brookhaven primarily on the grounds that non-payment by the Company would place them in imminent threat of substantial harm including financial loss. As the Company has been and continues to be in default of the obligations of its senior secured convertible notes, it is precluded from making monthly payments to its subordinated debt holders and is otherwise unable to and ceased making such payments, including the payments to the Bank of Brookhaven. On June 30, 2008, the Company submitted its response to the summons and complaint requesting the Court to deny the plaintiffs’ motion for injunctive relief as the Company believes that Plaintiffs’ claims are without merit. On July 14, 2008, the Court ordered and adjudged that the plaintiffs’ request for a preliminary injunction be denied.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2008 and to date, the Company has not been in compliance and continues to be in non-compliance with its senior secured convertible note obligations to pay the interest due on the notes and to file a timely Registration Statement. As the Company is in default of its senior secured convertible note obligations, it is precluded from paying amounts due pursuant to the obligations of its subordinated notes thereby resulting the Company to also be in default of the otherwise terms of these notes. The Company is continuing to have discussions with its principal senior secured convertible note holder regarding a possible waiver of its existing non-compliances and the Company’s ongoing needs of additional working capital in order to maintain itself as a going concern..

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

KNOBIAS, INC.

Date: August 11, 2008	By:	/s/ Steven B. Lord
Steven B. Lord
President, Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Donald A. Bernard
Donald A. Bernard
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)